Form 10KSB
period 2004-05-31
PATRIARCH INC
filed 2004-11-17
CIK 1162895

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
 (Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2004
                                  ------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                        Commission file number: 333-97201


                                 PATRIARCH INC.
                                 --------------
                 (Name of small business issuer in its charter)



            Nevada                                          98-0360062
 ------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

         4526 Underwood Avenue
North Vancouver, British Columbia, Canada                           V7K 2S2
-----------------------------------------                      ----------------
   (Address of principal executive offices)                       (Zip Code)

Issuer's telephone number:   (604) 961-8878
                             --------------

Securities registered under Section 12(b) of the Exchange Act:

    Title of each class               Name of each exchange on which registered

          None                                          None

Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                  ------------
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    _                              No   X
                               ---------                           -------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                           Yes      X                            No
                              ---------                            --------


State issuer's revenues for its most recent fiscal year:          Nil
                                                           --------------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

                        $109,915 as at November 15, 2004
                        --------------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            11,718,818 shares of common stock as at November 15, 2004
            ---------------------------------------------------------

                                TABLE OF CONTENTS
                                -----------------
                                                                           Page

ITEM 1:  DESCRIPTION OF BUSINESS.............................................4
ITEM 2:  DESCRIPTION OF PROPERTY.............................................12
ITEM 3:  LEGAL PROCEEDINGS...................................................12
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................12
ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............12
ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........13
ITEM 7:  FINANCIAL STATEMENTS................................................15
ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURES......................................24
ITEM 8A: CONTROLS AND PROCEDURES.............................................24
ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS........25
ITEM 10: EXECUTIVE COMPENSATION..............................................27
ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......27
ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................28
ITEM 13: EXHIBITS AND REPORTS................................................28
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................29

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

In General

We are an exploration stage company. We plan to ultimately engage in the acquisition and exploration of mineral properties and exploit mineral deposits demonstrating economic feasibility. We own an option to acquire an interest in the mineral claim described below under the heading "Manchester South Property Option Agreement".

Our plan of operation is to carry out exploration work on the Manchester South Property in order to ascertain whether this claim possesses commercially exploitable quantities of copper and nickel. There can be no assurance that a commercially exploitable mineral deposit, or reserve, exists in the Manchester South Property until appropriate exploratory work is done and an economic evaluation based on such work concludes there is economic feasibility.

Manchester South Property Option Agreement

We have obtained the option to acquire a 90% interest in a mineral claim situated in the Province of Ontario, Canada. We refer to this mineral claim as the Manchester South Property. We acquired our interest in the Manchester South Property pursuant to an agreement dated March 6, 2002, as amended, between Terry Loney, doing business as Klondike Bay Resources, and us. Klondike Bay Resources is the owner of the Manchester South Property. We paid cash consideration of $7,500 to Klondike Bay Resources for the grant of the option upon execution of the option agreement. The option agreement was negotiated as an arm's length transaction. We are deemed to have exercised the option to acquire the 90% interest in the Manchester South Property when we have:

(A) paid Klondike Bay Resources $7,500 (paid upon the execution of the option agreement);

(B) incurred an aggregate of $200,000 of property exploration expenditures on the Manchester South Property within the following periods:

  (1) $25,000 on or before  December 31, 2004; and
  (2) a further  $175,000 on or before December 31, 2005.

We have not incurred any exploration expenses on the Manchester South Property to date.

In the event that we spend, in any of the above periods, less than the required sum, we may, at our option, pay to Klondike Bay Resources the difference between the amount actually spent and the required exploration expenditure in full satisfaction of the exploration expenditures to be incurred. In the event that we spend, in any period, more than the required sum, then the excess will be carried forward and applied to the required exploration expenditures to be incurred in subsequent periods. If we fail to make any required payment, or incur any required exploration expenditures, our option will terminate and we will have no further rights to the Manchester South Property.

Property exploration expenditures include all costs of acquisition and maintenance of the property, all expenditures on the exploration of the property and all other costs and expenses of whatsoever kind or nature, including those of a capital nature, incurred or chargeable with respect to the exploration of the property. In addition, until we have secured a 90% interest in the Manchester South Property, we are obligated to maintain in good standing the Manchester South Property by:

  (A) completing and filing of assessment work or making of payments in lieu thereof;

  (B) paying taxes and rentals; and

  (C) performing all other actions necessary to keep the Manchester South Property free and clear of all liens and other charges.

In order to keep the option in good standing, we must incur exploration expenditures of a least $25,000 on the Manchester South Property by December 31, 2004. We do not currently have cash on hand to meet this obligation.

Location of the Manchester South Property

The Manchester South Property comprises of four claims comprising of 30 units and is located in the SW corner of Dryden Township, lots 11 and 12, concession 1 in the Sudbury mining district of Northern Ontario, Canada. The Manchester South Property also lies in the Proximity of Falconbridge Limited's producing mines and Inco Limited's Garson Mine.

History of the Manchester South Property

Initial exploration work was done on the Manchester South property in 1965, although no work has been recorded from this earlier exploration. The Manchester South Property has not been explored using modern geological exploration methods. The Manchester South Property has not hosted any known mines.

Geological Report

We have obtained a geological evaluation report on the Manchester South Property prepared by Mr. Scott Jobin-Bevans, M.Sc., of 1674 Latimer Crescent, Sudbury Ontario, Canada. The geological report summarizes the results of the prior exploration of the Manchester South Property and the geological formations on the property that were identified as a result of this prior exploration.

In his geological report, Mr. Jobin-Bevans recommends proceeding with a two-phase, staged exploration program on the Manchester South Property based on his conclusion that prospecting, geological mapping and soil surveys are the exploration techniques that have been the most successful in locating copper-nickel mineralization in the region.

Geological mapping involves dividing a portion of the property being explored into sections. Our consulting geologist will then record results based on the section from which data, such as rock samples, are taken.

Soil surveys and analysis will consist of our consulting geologist and his assistant gathering grab samples from property areas with the most potential to host economically significant mineralization. This determination is made based on a visual inspection of the rock types on the surface of the property and prior exploration results. Grab samples are soil samples or pieces of rock that appear to contain metals such as copper and nickel. All samples gathered will be sent to a laboratory where they are crushed and analysed for metal content.

The initial phase of the recommended geological work program is comprised of the acquisition and analysis of satellite imaging maps of the Manchester South Property in order to make a preliminary assessment of mineralization. A budget of $25,000 is estimated to be required to support this initial geological work program. The components of the budget for this initial geological work program are as follows:

Geological Review                                  $3,000
Exploration Grid                                   $4,000
Geological Mapping                                 $4,000
Geophysical Surveys
-Induced Polarization
-Ground Magnetometer
-Max-Min (EM survey)                              $10,000
Report Writing/Consulting                          $3,000
Operating Supplies                                 $1,000
-----------------------                        -----------
   Total                                          $25,000

Our consulting geologist will oversee the above-noted EM and induced polarization surveys over certain property areas. EM, or electro-magnetic surveys involve measuring the strength of the earth's magnetic field. Variations in the magnetic readings on the property may indicate the possible presence of precious and base minerals. Induced polarization surveys measure various electrical responses to the passage of alternating currents of different frequencies. Readings can indicate the presence of certain types of mineral deposits.

Mr. Jobin-Bevans recommended that the second phase of the exploration program consist of diamond drilling, core logging and assay sampling. This second phase of the geological work program is estimated to require a budget of $175,000. Drilling involves extracting long cylinders of rock from the ground to determine amounts of metals located in rock at different depths. Pieces of rock obtained, known as drill core, are analysed for mineral content.

Mr. Jobin-Bevans concluded in his geological report that the decision to proceed with each subsequent phase of the exploration program should be contingent upon reasonable encouragement having been gained from the results of the previous exploration program.

We have decided to accept the recommendation of the geological report and proceed with this initial geological work program. We will make a decision whether to proceed with phase two of the staged exploration program upon completion of this initial geological work program and an analysis of the results of this first phase of the exploration program. We will make a decision whether to proceed with phase three of the staged exploration program upon completion of this second phase of the geological work program and an analysis of the results of this second phase of the exploration program.

Should we determine at any time not to proceed to the next phase of the geological work program, we will use our remaining operating capital, if any, to obtain an option or options on other mineral claims. Funds will then be used to conduct mineral exploration activities on those claims. It is likely we will need further financing to pay for that exploration.

The two phase program recommended in the report constitutes a reconnaissance exploration program, which is only an initial phase of a full exploration effort. If we complete both phases of the exploration program and the results of these efforts are positive, we will still have to undertake an extensive and additional exploration program which might consist of further soil sampling, geophysical surveys, trenching or drilling before we will be able to identify commercially-viable reserves. The costs of these subsequent programs will be significantly more than the costs set forth above for the initial two phase exploration program. We will be unable to determine the expected cost of a phase three work program until we receive results from the first two phases. The costs of such a program will be based upon the recommendations of the geologist who oversees the phase two program.

Compliance with Government Regulation

We will commence business in Ontario when we commence the first phase of our planned exploration program. We will be required to register as an extra-provincial company under the Ontario Company Act prior to conducting business in Ontario. The anticipated cost of the extra-provincial registration is approximately $500. We have not as yet registered as an extra-provincial company under the Ontario Company Act, but will do so sometime prior to commencing operations in the province.

We will be required to conduct all mineral exploration activities in accordance with the Mining Act of Ontario. We will be required to obtain work permits from the Ontario Ministry of Energy Mines and Resources for any exploration work that results in a physical disturbance to the land.

We will not be required to obtain a work permit for the first or second phase of our exploration program as these phases will not involve any substantial physical disturbance to the land. We will be required by the Mining Act to undertake remediation work on any work that results in physical disturbance to the land. The cost of remediation work will vary according to the degree of physical disturbance. However, we do not anticipate that reclamation work resulting from our first two phases of recommended exploration will exceed $5,000. We have budgeted for regulatory compliance costs in the proposed exploration program recommended by the geological report. As mentioned above we will have to sustain the cost of reclamation and environmental mediation for all exploration and other work undertaken.

If we commence mining operations on the property, we will be required to post bonds and file statements of work with the Ministry of Energy Mines and Resources. The amount of these costs is not known at this time as we do not know the extent of any mining operations that may be undertaken beyond completion of the recommended exploration programs. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position.

An environmental review is not required under the Environmental Assessment Act to proceed with the recommended exploration program on our mineral claims.

Employees

We have no employees as of the date of this annual report other than our two directors.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Risk Factors
------------

Any investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus and any other filings we may make with the United States Securities and Exchange Commission in the future before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to complete the exploration of the optioned mineral claims, and therefore we will need to obtain additional financing in order to complete our business plan. We currently do not have any operations and we have no income. Our business plan calls for us to spend at least $200,000 in connection with the exploration of our optioned mineral claims by December 31, 2005. We will require additional funds to carry out the $25,000 recommended phase one exploration program on the Manchester South Property, as well at the full-recommended $200,000 exploration program. At May 31, 2004, we only had cash on hand of $9,351. We will also require additional financing if the costs of the exploration of our optioned mineral claim are greater than anticipated. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete.

We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market prices for copper and nickel, investor acceptance of our property, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital. The only other anticipated alternative for the financing of further exploration would be the offering by us of an interest in our properties to be earned by another party or parties carrying out further exploration thereof, which is not presently contemplated.

IF WE DO NOT COMPLETE THE REQUIRED CAPITAL EXPENDITURE REQUIREMENTS MANDATED IN OUR OPTION, WE WILL LOSE OUR INTEREST IN THE MANCHESTER SOUTH PROPERTY AND OUR BUSINESS WILL FAIL.

We are obligated to incur exploration expenditures on the optioned mineral claim in order to exercise the option and obtain a 90% interest in the Manchester South Property. We must incur exploration expenditures in the amount of $25,000 by December 31, 2004, as well as an additional $175,000 by December 31, 2005 in order to exercise this option. We have not incurred any of these exploration expenditures on the Manchester South Property to date.

While our existing cash reserves are sufficient to enable us to complete phase one of the geological exploration program recommended on our optioned mineral claim, we will require substantial additional capital to fund the continued exploration of our optioned mineral claim and exercise the option. If we do not complete the additional exploration expenditures required by the option agreement, we will forfeit our interest in the optioned mineral claim and will have no interest in the optioned mineral claims. We have no agreements for additional financing and we can provide no assurance to investors that additional funding will be available to us on acceptable terms, or at all, to continue operations, to fund new business opportunities or to execute our business plan. If we lose our interest in the optioned mineral claim, then there is a substantial risk that our business will fail.

BECAUSE WE HAVE NOT COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We have not even begun the initial stages of exploration on the Manchester South property, and thus have no way to evaluate the likelihood that we will be able to operate the business successfully.

We were incorporated on February 21, 2001 and to date have been involved primarily in organizational activities and the acquisition of the optioned mineral claim. We have not earned any revenues as of the date of this annual report and have incurred total losses of $55,779 from our incorporation on February 21, 2001 to May 31, 2004. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our optioned mineral claim and the production of minerals thereon, if any, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

BECAUSE OF THE SPECULATIVE NATURE OF EXPLORATION OF MINING PROPERTIES, THERE IS A SUBSTANTIAL RISK THAT OUR BUSINESS WILL FAIL.

The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that the mineral claims that we have optioned contain commercially exploitable reserves of copper and nickel. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us in the exploration of the optioned mineral properties may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

EXISTING SHAREHOLDERS WILL SUFFER DILUTION IF WE RAISE ADDITIONAL FUNDS THROUGH OUR SALE OF EQUITY.

We will require additional funds to carry out our intended business plan. The most likely means of obtaining such funds will be through our sale of additional shares of common stock to investors. Any sale of additional share capital will result in dilution to existing shareholders that will detrimentally affect the value of their shareholdings.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position. We carry no liability or other insurance for specific risks we face.

EVEN IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON THE MANCHESTER SOUTH PROPERTY, WE MAY NOT BE ABLE TO SUCCESSFULLY REACH COMMERCIAL PRODUCTION.

The optioned mineral properties do not contain any known bodies of ore. If our exploration programs are successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to place the Manchester South Property into commercial production. We expect that such costs could exceed several million dollars. We can provide investors with no assurance that we will be able to obtain such financing.

WE NEED TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS IS TO SUCCEED.

The Report of Independent Registered Public Accounting Firm to our audited financial statements for the fiscal year ended May 31, 2004, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are that we are in a net loss position, we have not attained profitable operations and we are dependent upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose their investments.

IF WE DO NOT OBTAIN CLEAR TITLE TO THE MANCHESTER SOUTH PROPERTY, OUR BUSINESS MAY FAIL.

While we have obtained a geological report with respect to the Manchester South property, this should not be construed as a guarantee of title. The property may be subject to prior unregistered agreements or transfers or native land claims, and title may be affected by undetected defects. Our optioned mining properties have not been surveyed and therefore, the precise locations and areas of the properties may be in doubt.

IF WE BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES, OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

There are several governmental regulations that materially restrict the use of ore. Under the Mining Act of Ontario, to engage in certain types of exploration will require work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. Also, to operate a working mine, the Ontario Environmental Assessment Act may require an environmental review process.

In addition, the legal and regulatory environment that pertains to the exploration of ore is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from exploring for ore deposits. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

BECAUSE OUR PRESIDENT, MR. STRATO MALAMAS, OWNS 68.74% OF OUR OUTSTANDING COMMON STOCK, HE WILL MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO OTHER MINORITY SHAREHOLDERS.

Mr. Strato Malamas, our president and director, owns approximately 68.74% of the outstanding shares of our common stock. Accordingly, he will have significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Malamas may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

BECAUSE  OUR  PRESIDENT  HAS  OTHER  BUSINESS  INTERESTS,  HE MAY NOT BE ABLE OR
WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our president, Mr. Malamas is presently required to spend only 25% of his business time on business management services for our company. It is possible that the demands on Mr. Malamas from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business. In addition, Mr. Malamas may not possess sufficient time for our business if the demands of managing our business increased substantially beyond current levels.

BECAUSE MANAGEMENT HAS ONLY LIMITED EXPERIENCE IN MINERAL EXPLORATION, THE BUSINESS HAS A HIGHER RISK OF FAILURE.

Our management has only limited experience, and no technical training, in mineral exploration. As a result of this inexperience, there is a higher risk of our being unable to complete our business plan in the exploration and exploitation of our optioned mineral property.

IF A MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, SHAREHOLDERS MAY BE UNABLE TO SELL THEIR SHARES.

There is currently no market for our common stock and we can provide no assurance that a market will develop. We have applied for quotation of our common stock on the OTC Bulletin Board. However, we can provide investors with no assurance that our shares will be traded on the bulletin board or, if traded, that a public market will materialize. If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

IF A MARKET FOR OUR COMMON STOCK DEVELOPS, OUR STOCK PRICE MAY BE VOLATILE.

If a market for our common stock develops, we anticipate that the market price of our common stock will be subject to wide fluctuations in response to several factors, including:

(1) actual or  anticipated  variations  in our  results of  operations;
(2) our ability or inability to generate new revenues;
(3) increased  competition;  and
(4) conditions and trends in the mining industry.

Further, if our common stock is traded on the OTC Bulletin Board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

Forward-Looking Statements

This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the Risk Factors section and elsewhere in this annual report.

ITEM 2:  DESCRIPTION OF PROPERTY

Our executive offices are located at 4526 Underwood Avenue, North Vancouver, British Columbia, Canada. Mr. Strato Malamas, our president, provides this office space to us free of charge.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock do not trade on any stock exchange or through the facilities of any quotation system. While we have applied for our shares of common stock to be quoted on the National Association of Securities Dealers' OTC Bulletin Board, there is no guarantee that we will be successful.

We had 42 shareholders of record as at the date of this annual report.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business; or

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Our current business plan is to conduct an initial exploration program on the Manchester South Property in order to determine whether it may host economic mineralization. We anticipate that this phase one exploration program will cost approximately $25,000.

We also anticipate spending approximately $15,000 on administrative costs during
the  next  12  months,   including  legal,  accounting  and  audit  fees.  Total
expenditures over the next 12 months are therefore expected to be $40,000.

We are able to proceed with phase one of the exploration program without additional financing. Completion of these exploration expenditures will also enable us to meet the exploration expenditure requirement under the option agreement for the period through December 31, 2004. If we are unable to complete these exploration expenditures by this deadline, we will lose our interest in the Manchester South Property.

We anticipate proceeding with phase two of the exploration program in the summer of 2005. We will obtain a geological report upon the completion of each phase summarizing the results of that phase. The costs of the geological reports are included in the cost of the exploration program.

We will assess whether to proceed to phase two of the recommended geological exploration program upon completion of an assessment of the results of phase one of the geological exploration program. We will require additional funding in the event that we decide to proceed with phase two of the exploration program. The anticipated cost of phase two of the exploration program is $214,000, which is well beyond our projected cash reserves. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund all three phases of the exploration program. We believe that debt financing will not be an alternative for funding the complete exploration program. We do not have any arrangements in place for any future equity financing.

Results Of Operations For Period Ending May 31, 2004

We have not earned any revenues from operations from our incorporation on February 21, 2001 to May 31, 2004. Our activities have been financed from the proceeds of share subscriptions. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred a net loss of $18,846 in our fiscal year ended May 31, 2004, as compared to a net loss of $16,847 in fiscal 2003. The slight increase in net loss in the most recently completed fiscal year is a result of an increase in professional fees that we incurred in connection with the filing of a registration statement on Form SB-2 with the Securities & Exchange Commission in the current fiscal year. Consulting fees decreased from $4,829 in fiscal 2003 to nil in fiscal 2004. As well, property expenditures decrease over these periods from $7,000 to $3,000.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt that we will be able to continue as a going concern.

At May 31, 2004, we had assets recorded at $29,351 consisting of cash of $9,351 and a promissory note receivable of $20,000 from our former consultant. Our former consultant has paid us $25,000 of the $45,000 due and owing to us.

Our liabilities at May 31, 2004 totalled $32,565 and consisted of a non-interest bearing, demand loan of $26,820 from Strato Malamas, our president, and accounts payable totalling $5,745.




ITEM 7:  FINANCIAL STATEMENTS

                                 PATRIARCH INC.
                         (An Exploration Stage Company)


                              FINANCIAL STATEMENTS


                              MAY 31, 2004 AND 2003

                                                         [MORGAN & COMPANY LOGO]



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and the Board of Directors of Patriarch Inc.
(An Exploration Stage Company)


We have audited the accompanying balance sheet of Patriarch Inc. (an exploration stage company) as at May 31, 2004 and the related statements of operations, cash flows, and stockholders' equity (deficiency) for the year ended May 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period from February 21, 2001 (inception) to May 31, 2003 were audited by other auditors whose reported, dated March 12, 2004, which has been furnished to us, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion based on our audit and the report of the other auditor, these financial statements present fairly, in all material respects, the financial position of the Company as at May 31, 2004 and the results of its operations and its cash flows for the year ended May 31, 2004 in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered net losses and negative cash flows from operations since its inception that raise substantial doubt about its ability to continue as a going concern. Management plans as to this matter are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada                                         /s/ Morgan & Company

October 1, 2004                                          Chartered Accountants

Tel: (604) 687-5841                               P.O. Box 10007 Pacific Centre
Fax: (604) 687-0075                           Suite 1488-700 West Gergia Street
www.morgan-cas.com                                      Vancouver, B.C. V7Y 1A1

                                 PATRIARCH INC.
                         (An Exploration Stage Company)

BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------------
                                                                                       MAY 31
                                                                                         2004             2003
-------------------------------------------------------------------------------------------------------------------
ASSETS

Current
     Cash                                                                         $       9,351    $      21,807
     Note receivable (Note 4)                                                            20,000           20,000
                                                                                  ---------------------------------

Total Assets                                                                      $      29,351    $      41,807
===================================================================================================================

LIABILITIES

Current
     Accounts payable and accrued liabilities                                     $       5,745    $       2,355
     Due to a shareholder (Note 5)                                                       26,820           23,820
                                                                                  ---------------------------------
                                                                                          32,565           26,175
                                                                                  ---------------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

Common Stock
     Authorized:
         100,000,000 common shares, par value $0.0001

     Issued and outstanding:
          11,718,818 common shares                                                        1,172            1,172

     Additional paid-in capital                                                          51,393           51,393

Deficit Accumulated During The Exploration Stage                                        (55,779)         (36,933)
                                                                                  ---------------------------------
Total Stockholders' Equity (Deficiency)                                                  (3,214)          15,632
                                                                                  ---------------------------------

Total Liabilities And Stockholders' Equity (Deficiency)                           $      29,351    $      41,807
===================================================================================================================



    The accompanying notes are an integral part of these financial statements

                                 PATRIARCH INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------------------------------------------
                                                                                                     PERIOD FROM
                                                                                                      INCEPTION
                                                                                                     FEBRUARY 21
                                                                      YEARS ENDED                      2001 TO
                                                                      -----------
                                                                        MAY 31                         MAY 31
                                                              2004                  2003                2004
-------------------------------------------------------------------------------------------------------------------
Expenses
     Consulting fees                                   $               -    $           4,829     $      54,829
     Property expenditures                                         3,000                7,000            20,000
     Professional fees                                            14,399                1,110            19,748
     Office                                                          705                1,512             2,660
     Transfer agent fees                                             666                2,325             3,260
     Bank charges                                                     76                   71               282
                                                       ------------------------------------------------------------
Total Expenses                                                    18,846               16,847           100,779

Other Income                                                           -                    -            45,000
                                                       ------------------------------------------------------------

Net Loss                                               $         (18,846)   $         (16,847)    $     (55,779)
===================================================================================================================


Net Loss Per Share, Basic and diluted                  $          (0.001)   $         (0.001)
=============================================================================================


Weighted Average Number Of Common Shares
   Outstanding, Basic and diluted
                                                              11,718,818           11,718,818
=============================================================================================




    The accompanying notes are an integral part of these financial statements

                                 PATRIARCH INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------------
                                                                                                     PERIOD FROM
                                                                                                      INCEPTION
                                                                                                     FEBRUARY 21
                                                                           YEARS ENDED                 2001 TO
                                                                             MAY 31                    MAY 31
                                                                      2004             2003             2004
-------------------------------------------------------------------------------------------------------------------
Operating Activities
     Net loss                                                    $     (18,846)   $     (16,847)  $      (55,779)

     Change in working capital items:
         Prepaid expenses                                                -                  521           -
         Promissory note receivable                                      -               25,000          (45,000)
         Accounts payable and accrued liabilities                        3,390             (895)           5,745
                                                                 ---------------------------------------------------
                                                                       (15,456)           7,779          (95,034)
                                                                 ---------------------------------------------------

Financing Activities
     Shareholder advances (repayments)                                   3,000          (23,680)          51,820
     Common share issuances                                              -                -               52,565
                                                                 ---------------------------------------------------
                                                                         3,000          (23,680)         104,385
                                                                 ---------------------------------------------------

Increase (Decrease) In Cash                                            (12,456)         (15,901)           9,351

Cash, Beginning Of Year                                                 21,807           37,708                -
                                                                 ---------------------------------------------------

Cash, End Of Year                                                $       9,351    $      21,807   $        9,351
====================================================================================================================




    The accompanying notes are an integral part of these financial statements

                                 PATRIARCH INC.
                         (An Exploration Stage Company)

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

             PERIOD FROM FEBRUARY 21, 2001 INCEPTION TO MAY 31, 2004

                                                   COMMON STOCK                       DEFICIT
                                  ------------------------------------------------   ACCUMULATED
                                                                    ADDITIONAL         DURING THE
                                                                      PAID-IN         EXPLORATION
                                       NUMBER          AMOUNT         CAPITAL            STAGE             TOTAL
                                  ------------------------------------------------------------------------------------
Issuance  of  common  stock  for
cash
     Founders' shares                  10,000,000   $     1,000   $       -        $       -           $      1,000
     Initial shares                     1,718,818           172          51,393            -                 51,565
Net loss for the period                   -                -              -              (35,809)           (35,809)
                                  ------------------------------------------------------------------------------------

Balance, May 31, 2001                  11,718,818         1,172          51,393          (35,809)            16,756

Net income for the year                   -                -              -               15,723             15,723
                                  ------------------------------------------------------------------------------------

Balance, May 31, 2002                  11,718,818         1,172          51,393          (20,086)            32,479

Net loss for the year                     -                -              -              (16,847)           (16,847)
                                  ------------------------------------------------------------------------------------

Balance, May 31, 2003                  11,718,818         1,172          51,393          (36,933)            15,632

Net loss for the year                     -                -              -              (18,846)           (18,846)
                                  ------------------------------------------------------------------------------------

Balance, May 31, 2004                  11,718,818   $     1,172   $      51,393    $     (55,779)      $     (3,214)
                                  ====================================================================================



    The accompanying notes are an integral part of these financial statements

                                 PATRIARCH INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                              MAY 31, 2004 AND 2003


1.   ORGANIZATION AND NATURE OF OPERATIONS

         The Company was incorporated on February 21, 2001 in the State of Delaware and is in the pre-exploration stage. The Company has been primarily involved in organization activities, has obtained the option to acquire certain mineral claims (Note 7), and intends to carry out exploration work on this property to ascertain if commercially exploitable minerals exist on the property.

2.   GOING CONCERN

         The Company's financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company's current operating funds are less than necessary to complete the exploration of the optioned mineral claims and, therefore, will need to obtain additional financing in order to complete its business plan. As of May 31, 2004, the Company had cash in the amount of $9,351. The Company does not have any operations nor does it have any income. Its business plan calls for significant expenses in connection with the exploration of its optioned mineral claim. While it has sufficient funds to carry out phase one of the recommended exploration program on the Manchester South Property (Note 7), it will require additional financing in order to complete the full-recommended exploration program. It will also require additional financing if the costs of the exploration of the optioned mineral claims are greater than anticipated. The Company does not currently have any arrangements for financing and cannot provide any assurance it will be able to find such financing if required. An alternative for the financing of further exploration would be the offering of an interest in the Company's mineral claims to be earned by another party or parties carrying out further exploration thereof, which is not presently contemplated.

         If the Company does not complete the required option payments and capital expenditure requirements mandated in its option, it will lose its interest in the Manchester South Property and its business will fail.

3.   ACCOUNTING POLICIES AND PROCEDURES

     a)  Exploration Expenditures

     The Company is in the exploration stage. All exploration expenditures are expensed as they are incurred.

                                 PATRIARCH INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                              MAY 31, 2004 AND 2003


3.   ACCOUNTING POLICIES AND PROCEDURES (Continued)

     b)  Net Income (Loss) Per Share

     The Company computes loss per share in accordance with SFAS No. 128 - "Earnings Per Share". Under the provisions of SFAS No. 128, basic loss per share is computed using the weighted average number of common stock outstanding during the periods. Diluted loss per share is computed using the weighted average number of common and potentially dilative common stock outstanding during the period. As the Company generated net losses in each of the periods presented, the basic and diluted loss per share is the same as any exercise of options or warrants would anti-dilutive.

     c)  Financial Instruments

     The Company's financial instruments consist of cash, note receivable, accounts payable and accrued liabilities, and amount due to a shareholder. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments, and the carrying amounts of these financial instruments approximate their fair values at the balance sheet dates.

     d)  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows.

     e)  Income Taxes

     The Company has adopted Statement of Financial Accounting Standards No. 109
     - "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion of all of a deferred tax asset will not be realized, a valuation allowance is recognized.

                                 PATRIARCH INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                              MAY 31, 2004 AND 2003


3.   ACCOUNTING POLICIES AND PROCEDURES (Continued)

f)       Stock Based Compensation

     The Company accounts for stock based employee and director compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 - "Accounting for Stock Issued to Employees", and related interpretations, and complies with the disclosure provisions of SFAS No. 123 - "Accounting for Stock Based Compensation". Stock based compensation arrangements for non-employees are recorded at fair value as the services are provided and the compensation earned. No stock options have been granted since inception.


4.   COMMITMENT AND PROMISSORY NOTE RECEIVABLE

         At May 31, 2001, the Company was committed to pay $59,000 to an independent consultant to take the Company public. As at May 31, 2002, the Company had paid $45,000 of which $10,000 was paid during the period ended May 31, 2002, and $35,000 was paid during the period ended May 31, 2001. The contract was terminated during the period ended May 31, 2002 and the consultant agreed to repay the Company $45,000 ($25,000 repaid to May 31, 2004). The promissory note receivable is due on demand and bears no interest.

5.   RELATED PARTY TRANSACTIONS

         A shareholder, a director and the president of the Company have advanced funds to the Company in the way of a non-interest bearing demand loan for the Company to fulfill its operating obligations. Advances due to the shareholder at May 31, 2004 and 2003 amount to $26,820 and $23,820 respectively.


6.   INCOME TAXES

                                                                                       2004             2003
                                                                                  ---------------- ----------------
    Deferred tax asset
         Approximate net operating losses                                         $        55,000    $      37,000
         Approximate tax rate                                                              35%              35%
                                                                                  ---------------- ----------------
                                                                                           19,250           12,950
    Valuation allowance                                                                   (19,250)         (12,950)
                                                                                  ---------------- ----------------

    Deferred tax asset                                                            $           -        $         -
                                                                                  ================ ================

         The valuation allowance reflects the Company's estimates that the tax assets more likely than not will not be realized.

                                 PATRIARCH INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                              MAY 31, 2004 AND 2003


6.   INCOME TAXES (Continued)

     The Company has net operating losses of approximately $55,000 which expire between 2022 and 2024.


7.   EXPLORATION EXPENDITURES

         The Company entered into an option agreement, as amended on October 8, 2003, with Klondike Bay Resources ("Klondike"), an Ontario company, whereby the Company has the exclusive right and option to an undivided 90% right, title and interest in and to the Manchester South property claims (the "Option") located in the Sudbury Mining District, Ontario, Canada, for total consideration consisting of a 1% net smelter return, cash payments to the Optionor totaling US$7,500, and the incurrence of property expenditures totaling US$200,000 to be made as follows:


     a) upon execution of the Agreement, the payment to the Optionor of the sum of US$7,500 (paid);

     b) by December 31, 2004, the incurrence of property expenditures in the amount of US$25,000; and

     c) by December 31, 2005, the incurrence of property expenditures in the further amount of US$175,000, provided that any property expenditures incurred prior to December 31, 2004 which are in excess of $25,000 will be applied to the further required amount of $175,000.

         As of May 31, 2004, the Company has incurred $9,500 on exploration expenditures pursuant to the terms of this agreement.


ITEM 8:CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 22, 2004, Berkovits, Lago & Company, LLP resigned as our independent auditor. Berkovits, Lago & Company, LLP's report on our financial statements for the fiscal year ended May 31, 2003 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by our board of directors.

During  the  period  which  Berkovits,  Lago &  Company  LLP  has  acted  as our independent accountants, there has been no disagreement between us and Berkovits, Lago & Company LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

New Independent Auditor

We have engaged Morgan & Company, Chartered Accountants of Vancouver, British Columbia as our new independent accountants. We have not consulted with Morgan & Company regarding the application of accounting principles, the type of audit opinion that might be rendered by Morgan & Company or any other matter that was the subject of a disagreement between us and Berkovitz, Lago & Company LLP.

ITEM 8A:  CONTROLS AND PROCEDURES

Evalution of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2003 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name                    Age              Position with Registrant           Served as a Director or
                                                                                 Officer Since
Strato Malamas          45               President, chief executive          February 21, 2001
                                         officer, secretary, treasurer       and principal accounting officer

Stewart Jackson         62               Director                            February 21, 2001

The following describes the business experience of the Company's directors and executive officers, including other directorships held in reporting companies:

Strato Malamas is our president, chief executive officer, secretary, treasurer and chief financial officer. Since 1983, he has been a licensed realtor involved in property development, sales and management. Mr. Malamas has been the principal of Brooklyn Property Management Limited, a private real estate management company, since 1984. He has also acted as president a director of GoEnergy, Inc. a private, exploration stage oil and gas company since 2001. Mr. Malamas spends approximately 25% of his business time on our operations.

Stewart Jackson, PhD., is a geologist with over 30 years experience in the mineral exploration and development industry. He holds a Bachelor of Science degree in geology from the University of Western Ontario, a Masters of Science degree in geology from the University of Toronto and a Ph.D. in stratigraphy and economic geology from the University of Alberta. Since 1987, Mr. Jackson has been a self-employed geological consultant working on various gold, silver, diamond and base metal projects in Canada and the United States. His work has included site remediation for environmental clearances; fuel blending and waste disposal and waste-water clean-up. He acted as president of Crown Resource Corp., a Canadian reporting company, from 1981 to 1987. Mr. Jackson spends approximately 3% of his business time on our operations.

All directors are elected annually by our shareholders and hold office until the next Annual General Meeting. Each officer holds office at the pleasure of the board of directors. No director or officer has any family relationship with any other director or officer.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended May 31, 2004 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

                                Number     Transactions   Known Failures
                                Of late    Not Timely     To File a
Name and principal position     Reports    Reported       Required Form
---------------------------   -----------  ---------     ---------------------
Strato Malamas                    0            0                1
(President and director)

Stewart Jackson                   0            0                0
(Director)

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended May 31, 2004.

                          Annual Compensation                         Long Term Compensation
                          -------------------                         ----------------------
                                                   Other Annual       Restricted Stock Options/   LTIP          All Other
Name (1)       Title      Year     Salary   Bonus  Compensation       Awarded          SARs (#)   payouts ($)   Compensation
--------       -----      ----     ------   -----  ------------       -------          --------   -----------   ------------
Strato Malamas President/ 2004       $0       0       0                  0                0          0                0
               Secretary/
               Treasurer

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at December 31, 2003 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

                                            AMOUNT AND
                  NAME AND ADDRESS           NATURE OF
TITLE OF CLASS    BENEFICIAL OWNER      BENEFICIAL OWNERSHIP    PERCENT OF CLASS

Common            Strato Malamas              8,055,000               68.7%
                  4526 Underwood Avenue
                  North Vancouver,
                  British Columbia
                  Canada

Common            Stewart Jackson                NIL                  0.0%
                  P.O. Box 1085
                  Winterhaven, CA
                  92283-1085
DIRECTORS AND
OFFICERS AS A
GROUP                                         8,055,000              68.7%

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our president, Mr. Strato Malamas, has advanced funds to us by way of a non-interest bearing demand loan in order for us to fulfill our operating obligations. As at May 31, 2004, these amounts total $26,820.

Otherwise, none of our directors or officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 13:  EXHIBITS AND REPORTS

Exhibits

  3.1     Articles of Incorporation*
  3.2     By-Laws*
 10.1     Option Agreement dated March 6, 2002*
 10.2     Property Option Amendment dated November 4, 2002*
 10.3     Property Option Amendment dated October 8, 2003
 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K
-------------------

On October 7, 2004, we filed a current report on Form 8-K disclosing that we had changed our independent accountant. Refer to Item 8 above for details of this change.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our current principal accountants, Morgan & Company, Chartered Accountants, and our former principal accountants, Berkovits, Lago & Company, LLP, billed the following fees for the services indicated during our two most recently completed fiscal years.


                            Fiscal year ended                Fiscal year ended
                              May 31, 2003                      May 31, 2004

Audit fees                      $7,000                           $10,523
Audit-related fees                 Nil                               Nil
Tax fees                           Nil                               Nil
All other fees                     Nil                               Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Our audit committee's policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services.

Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. Our audit committee approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Patriarch Inc.


By          /s/ Strato Malamas
            -------------------------
            Strato Malamas
            President, CEO & Director
            Date: November 15, 2004

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By          /s/ Strato Malamas
            -------------------------------------------
            Strato Malamas
            President, CEO, Secretary, Treasurer
            Principal Accounting Officer & Director
            Date: November 15, 2004

By          /s/ Stewart Jackson
            -----------------------
            Director
            Date: November 15, 2004

                                  Exhibit 10.3



                       MINERAL PROPERTY AMENDING AGREEMENT

                                 PATRIARCH, INC.
                        2711 Centerville Road, Suite 400
                              Wilmington, Delaware
                                      19808

October 8, 2003

Klondike Bay Resources
326 Penman Avenue
Garson, Ontario
P3L 1S5

Dear Mr. Loney:

Re: Manchester South Property - Option Extension Agreement dated November 4, 2002 - Claims S 1246249 - 1246253, Sudbury Mining District, Ontario, Canada (the "Property")

Dear Sirs,

Further to our recent discussions, we hereby confirm our agreement to amend the terms of our Option Extension Agreement dated November 4, 2002 concerning the Manchester South property (the "Property") as follows:

1. You hereby confirm that we have previously spent $5,000 on exploration of the Property and have forwarded an additional $2,000 to complete the current geochemical sampling program on the Property;

2. Upon execution of this amending agreement, we will pay you an additional $1,000 in cash and commit to completing the current geochemical sampling program on the Property by November 15, 2003;

3. We hereby mutually agree that the Option Extension Agreement of November 4, 2002 attached herewith as "Schedule A" is extended further by one year be deleting the reference in line 6 - 10 in the main body of the Option Extension Agreement which reads:

         deleting the reference to "December 31, 2002" in section 2.1(B) and inserting "December 31, 2003" and further by deleting the reference to "December 31, 2003" in section 2.1(C) and inserting "December 31, 2004", and further by deleting the reference to "December 31, 2002" in section 2.1(C) and inserting "December 31, 2003". The remainder of the Agreement shall remain in full force and effect.

         And replacing it with:

         deleting the reference to "December 31, 2002" in section 2.1(B) and inserting "December 31, 2004" and further by deleting the reference to

         "December 31, 2003" in section 2.1(C) and inserting "December 31, 2005", and further by deleting the reference to "December 31, 2004". The remainder of the Agreement shall remain in full force and effect.

4.       All funds referred to above are in United States currency.

Yours truly,
Patriarch Inc.

Per: /s/ Strato Malamas
-----------------------
Strato Malamas
President



The above is hereby confirmed and agreed as of the date first written above


/s/ Terry Loney

                                  SCHEDULE "A"


                                 PATRIARCH, INC.
   4526 Underwood Ave., North Vancouver, B.C., V7K 2S2 Phone (604) 961 - 8878
--------------------------------------------------------------------------------


Klondike Bay Resources
326 Penman Avenue
Garson, Ontario
P3L 1S5

November 4, 2002

Attention:  Terry Loney, Proprietor

RE:  Claims S 1246249 - 1246253, Sudbury Mining District, Ontario, Canada
--------------------------------------------------------------------------
(the "Property")
----------------

Dear Sir,

Pursuant to an option agreement dated as of March 6, 2002, Klondike Bay Resources ("KB") granted to Patriarch, Inc., an option to acquire an interest in the Property (the "Agreement"). This letter confirms that in and for the sum of $1,000 U.S., the receipt of which is hereby acknowledged, KB has agreed to amend the terms of the Agreement by deleting the reference to "December 31, 2002" in section 2.1(B) and inserting "December 31, 2003" and further by deleting the reference to "December 31, 2003" in section 2.1(C) and inserting "December 31, 2004", and further by deleting the reference to "December 31, 2002" in section 2.1(C) and inserting "December 31, 2003". The remainder of the Agreement shall remain in full force and effect.

Yours truly,

PATRIARCH, INC.

Per: /s/ Strato Malamas

Strato Malamas, President



The above is hereby confirmed and agreed as of the date first above written.

Klondike Bay Resources

Per: /s/ Terry Loney

Terry Loney, President

                                  Exhibit 31.1
                                  CERTIFICATION

I, Strato Malamas, President and Chief Executive Officer of Patriarch Inc., certify that:

1.   I have reviewed this annual report on Form 10-KSB of Patriarch Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 15, 2004              /s/ Strato Malamas
                                     ------------------
                                     Strato Malamas
                                     President and Chief
                                     Executive Officer

                                  Exhibit 31.2
                                  CERTIFICATION

I, Strato Malamas, principal accounting officer and principal financial officer of Patriarch Inc., certify that:

1.   I have reviewed this annual report on Form 10-KSB of Patriarch Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 15, 2004              /s/ Strato Malamas
                                     ------------------
                                     Strato Malamas
                                     Principal Accounting Officer
                                     Principal Financial Officer

Exhibit 32.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Strato Malamas, Chief Executive Officer of Patriarch Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-KSB of Patriarch Inc., for the fiscal year ended May 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Patriarch Inc.


/s/ Strato Malamas
---------------------------
Strato Malamas
Chief Executive Officer
November 15, 2004

Exhibit 32.1



                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Strato Malamas, principal accounting officer and principal financial officer of Patriarch Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-KSB of Patriarch Inc., for the fiscal year ended May 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Patriarch Inc.


/s/ Strato Malamas
----------------------------
Strato Malamas
Principal Accounting Officer
Principal Financial Officer
November 15, 2004