Form 10QSB
period 2004-08-31
PATRIARCH INC
filed 2004-11-17
CIK 1162895

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the three-month period ended August 31, 2004.

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period                    to
                              ------------------    -----------------------

                        Commission File Number 333-97201
                                              ----------



                                 PATRIARCH INC.
        ----------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


            Delaware                                  98-0360062
 -------------------------------            ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
--------------------------------
incorporation or organization)
------------------------------

4562 Underwood Avenue
North Vancouver, British Columbia, Canada                   V7K 2S2
-----------------------------------------             --------------------
(Address of principal executive offices)              (Postal or Zip Code)


Issuer's telephone number, including area code:           604-961-8878
                                                      --------------------

                                      None
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,718,818 Shares of $0.0001 par value Common Stock outstanding as of November 12, 2004.

                                 PATRIARCH INC.
                         (An Exploration Stage Company)


                              FINANCIAL STATEMENTS


                            AUGUST 31, 2004 AND 2003
                                   (Unaudited)

                                 PATRIARCH INC.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                                                     AUGUST 31         MAY 31
                                                                                       2004             2004
-------------------------------------------------------------------------------------------------------------------
ASSETS

Current
     Cash                                                                         $       9,014    $       9,351
     Note receivable (Note 2)                                                            20,000           20,000
                                                                                  ---------------------------------

Total Assets                                                                      $      29,014    $      29,351
===================================================================================================================

LIABILITIES

Current
     Accounts payable and accrued liabilities                                     $       6,105    $       5,745
     Due to a shareholder (Note 3)                                                       26,820           26,820
                                                                                  ---------------------------------
                                                                                         32,925           32,565
                                                                                  ---------------------------------

STOCKHOLDERS' DEFICIENCY

Common Stock
     Authorized:
         100,000,000 common shares, par value $0.0001

     Issued and outstanding:
          11,718,818 common shares at August 31, 2004 and May 31, 2004
                                                                                          1,172            1,172

     Additional paid-in capital                                                          51,393           51,393

Deficit Accumulated During The Exploration Stage                                        (56,476)         (55,779)
                                                                                  ---------------------------------
Total Stockholders' Deficiency                                                           (3,911)          (3,214)
                                                                                  ---------------------------------

Total Liabilities And Stockholders' Deficiency                                    $      29,014    $      29,351
===================================================================================================================



    The accompanying notes are an integral part of these financial statements

                                 PATRIARCH INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


--------------------------------------------------------------------------------------------------------------------
                                                                                                     PERIOD FROM
                                                                                                      INCEPTION
                                                                                                     FEBRUARY 21
                                                                  THREE MONTHS ENDED                   2001 TO
                                                                       AUGUST 31                      AUGUST 31
                                                              2004                  2003                2004
--------------------------------------------------------------------------------------------------------------------
                       Expenses
     Consulting fees                                   $              -      $              -          $      54,829
     Property expenditures                                            -                     -                 20,000
     Professional fees                                                -                     -                 19,748
     Office                                                           -                     -                  2,660
     Transfer agent fees                                             667                  503                  3,927
     Bank charges                                                     30                    -                    312
                                                       -------------------------------------------------------------
                    Total Expenses                                   697                  503                101,476

                     Other Income                                     -                     -                 45,000
                                                       -------------------------------------------------------------

Net Loss                                               $            (697)   $            (503)         $     (56,476)
====================================================================================================================


Net Loss Per Share, Basic and diluted                  $          (0.001)   $          (0.001)
=============================================================================================

Weighted    Average    Number   Of   Common    Shares
   Outstanding, Basic and diluted
                                                              11,718,818           11,718,818
=============================================================================================




    The accompanying notes are an integral part of these financial statements

                                 PATRIARCH INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                                                                     PERIOD FROM
                                                                                                      INCEPTION
                                                                                                     FEBRUARY 21
                                                                      THREE MONTHS ENDED               2001 TO
                                                                            AUGUST 31                 AUGUST 31
                                                                      2004             2003             2004
-------------------------------------------------------------------------------------------------------------------
Operating Activities
     Net loss                                                    $        (697)   $        (503)  $      (56,476)

     Change in working capital items:
         Promissory note receivable                                      -                -              (45,000)
         Accounts payable and accrued liabilities                          360             (355)           6,105
                                                                 ---------------------------------------------------
                                                                          (337)            (858)         (95,371)
                                                                 ---------------------------------------------------

Financing Activities
     Shareholder advances                                                -                -               51,820
     Common share issuances                                              -                -               52,565
                                                                 ---------------------------------------------------
                                                                         -                -              104,385
                                                                 ---------------------------------------------------
Increase (Decrease) In Cash                                               (337)            (858)           9,014

Cash, Beginning Of Year                                                  9,351           21,807           -
                                                                 ---------------------------------------------------
Cash, End Of Year                                                $       9,014    $      20,949   $        9,014
====================================================================================================================





    The accompanying notes are an integral part of these financial statements

                                 PATRIARCH INC.
                         (An Exploration Stage Company)

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

           PERIOD FROM FEBRUARY 21, 2001 INCEPTION TO AUGUST 31, 2004
                                   (Unaudited)


                                                       COMMON STOCK                        DEFICIT
                                      -----------------------------------------------    ACCUMULATED
                                                                       ADDITIONAL         DURING THE
                                                                         PAID-IN         EXPLORATION
                                          NUMBER          AMOUNT         CAPITAL            STAGE              TOTAL
                                      ------------------------------------------------------------------------------------
<s>                                        <c>            <c>             <c>              <c>                 <c
Issuance of common stock for cash
     Founders' shares                      10,000,000  $     1,000   $        -       $       -           $       1,000
     Initial shares                         1,718,818          172           51,393           -                  51,565
Net loss for the period                       -               -               -             (35,809)            (35,809)
                                      ------------------------------------------------------------------------------------
Balance, May 31, 2001                      11,718,818        1,172           51,393         (35,809)             16,756

Net income for the year                       -               -               -              15,723              15,723
                                      ------------------------------------------------------------------------------------

Balance, May 31, 2002                      11,718,818        1,172           51,393         (20,086)             32,479

Net loss for the year                         -               -               -             (16,847)            (16,847)
                                      ------------------------------------------------------------------------------------
Balance, May 31, 2003                      11,718,818        1,172           51,393         (36,933)             15,632

Net loss for the year                         -               -               -             (18,846)            (18,846)
                                      ------------------------------------------------------------------------------------

Balance, May 31, 2004                      11,718,818        1,172           51,393         (55,779)             (3,214)

Net loss for the period                       -               -               -                (697)               (697)
                                      ------------------------------------------------------------------------------------

Balance, August 31, 2004                   11,718,818  $     1,172   $       51,393   $     (56,476)      $      (3,911)
                                      ====================================================================================





    The accompanying notes are an integral part of these financial statements

                                 PATRIARCH INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                            AUGUST 31, 2004 AND 2003
                                   (Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The statements of operations for the three months ended August 31, 2004 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 2004 Annual Report on Form 10-K for the year ended May 31, 2004.

     The condensed financial statements have been prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. Recurring losses from operations and operating cash constraints are potential factors, which, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The independent auditors' report on the May 31, 2004 financial statements stated the Company's "dependence on outside financing, lack of sufficient working capital and continuing losses from operations raise substantial doubt about the Company's ability to continue as a going concern". These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The financial statements do not include adjustments relating to recoverability and classification of recorded assets amounts, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and, ultimately, to attain profitable operations.

                                 PATRIARCH INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                            AUGUST 31, 2004 AND 2003
                                   (Unaudited)


2.   COMMITMENT AND PROMISSORY NOTE RECEIVABLE

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


3.   RELATED PARTY TRANSACTIONS

         A shareholder, a director and the president of the Company have advanced funds to the Company in the way of a non-interest bearing demand loan for the Company to fulfill its operating obligations. Advances due to the shareholder at August 31, 2004 and May 31, 2004 amount to $26,820.


4.   EXPLORATION EXPENDITURES

         The Company entered into an option agreement, as amended on October 8, 2003, with Klondike Bay Resources ("Klondike"), an Ontario company, whereby the Company has the exclusive right and option to an undivided 90% right, title and interest in and to the Manchester South property claims (the "Option") located in the Sudbury Mining District, Ontario, Canada, for total consideration consisting of a 1% net smelter return, cash payments to the Optionor totaling US$7,500, and the incurrence of property expenditures totaling US$200,000 to be made as follows:

        a) upon execution of the Agreement, the payment to the Optionor of the sum of US$7,500 (paid);
        b) by December 31, 2004, the incurrence of property expenditures in the amount of US$25,000; and
        c) by December 31, 2005, the incurrence of property expenditures in the further amount of US$175,000, provided that any property expenditures incurred prior to December 31,2004 which are in excess of $25,000 will be applied to the further required amount of $175,000.

         As of August 31, 2004, the Company has incurred $9,500 on exploration expenditures pursuant to the terms of this agreement.

Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding the Company's financial position, business strategy, and plans and objectives of management of the Company for the future operations, are forward-looking statements.

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

Item 2. Plan of Operation

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates, and the recognition of revenues and expenses for the reporting periods. These estimates and assumptions are affected by management's application of accounting policies.

Mineral Properties

The Company capitalizes the acquisition cost of mineral properties. Property option payments and exploration costs, such as prospecting and geophysical analysis, are expensed as incurred and pre-production development costs are generally capitalized on an individual property basis. These costs, which do not necessarily reflect present values, will be amortized over the estimated productive lives of the properties following the commencement of commercial production using the unit of production method. If a property is subsequently abandoned, sold or determined not to be economic, all related costs are written down. It is reasonably possible that economically recoverable reserves may not be discovered and accordingly a material portion of the carrying value of mineral properties and related deferred exploration costs could be written off. Properties acquired under option agreements whereby payments are made at the sole discretion of the Company are recorded in the accounts at such time as the payments are made. Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected title defects.

Results Of Operations For Period Ending August 31, 2004

We have not earned any revenues from operations from our incorporation on February 21, 2001 to August 31, 2004. Our activities have been financed from the proceeds of share subscriptions. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred a net loss of $697 in the three-month period ended August 31, 2004, as compared to a net loss of $503 in the comparative period in fiscal 2003. In the three-month period ended August 31, 2003, we incurred $503 in transfer agent fees. In the same period in the current fiscal year, we incurred $667 in transfer agent fees and $30 in bank charges.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt that we will be able to continue as a going concern.

At August 31, 2004, we had assets recorded at $29,014 consisting of cash of $9,041 and a promissory note receivable of $20,000 from our former consultant. Our former consultant has paid us $25,000 of the $45,000 due and owing to us.

Our liabilities at August 31, 2004 totalled $32,925 and consisted of a non-interest bearing, demand loan of $26,820 from Strato Malamas, our president, and accounts payable totalling $6,105.

Item 3 Controls and Procedures

Evalution of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal year ended May 31, 2004. This evaluation was conducted with the participation of Mr. Strato Malamas, our chief executive officer and our principal accounting officer.

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

Conclusions

Based upon their evaluation of our controls, Mr. Malamas, our chief executive officer and principal accounting officer, has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.


PART II- OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

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

During the three-month period ended August 31, 2004, we filed a current report on Form 8-K dated October 7, 2004 disclosing a change in our certifying accountant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Patriarch Inc.


/s/ Strato Malamas
------------------------------
Strato Malamas, President



--------------------------------------------------------------------------------

Exhibit 31.1
                                  CERTIFICATION

I, Strato Malamas, President and Chief Executive Officer of Patriarch Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Patriarch Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) designed such internal control over financial reporting, or caused such disclosure control and procedures to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

    d) disclosed in this quarterly report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal controls over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

   (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and reporting financial information; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date:  November 12, 2004


/s/ Strato Malamas
-------------------------------------------
Strato Malamas, President and C.E.O.
(Principal Executive Officer)

--------------------------------------------------------------------------------

Exhibit 31.2

                                  CERTIFICATION

I, Strato Malamas, principal financial officer and principal accounting officer of Patriarch Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Patriarch Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) designed such internal control over financial reporting, or caused such disclosure control and procedures to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

    d) disclosed in this quarterly report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal controls over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

   (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and reporting financial information; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: November 12, 2004

/s/ Strato Malamas
-------------------------------------------
Strato Malamas, Principal Financial Officer

--------------------------------------------------------------------------------
Exhibit 32.1


                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Patriarch Inc. (the "Company") on Form 10-QSB for the period ended August 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  November 12, 2004


/s/ Strato Malamas
-------------------------------------------
Strato Malamas, President and C.E.O.
(Principal Executive Officer)

--------------------------------------------------------------------------------

Exhibit 32.2


                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Patriarch Inc. (the "Company") on Form 10-QSB for the period ended August 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

3.       The Report fully complies with the requirements of Section 13(a) or 15
         (d) of the Securities Exchange Act of 1934; and
4. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  November 12, 2004

/s/ Strato Malamas
-------------------------------------------
Strato Malamas, Principal Financial Officer