Form 10QSB
period 2004-11-30
PATRIARCH INC
filed 2005-04-04
CIK 1162895

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the six-month period ended November 30, 2004.

[   ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period                    to
                                   ------------------    ---------------------

                        Commission File Number 333-97201
                                   ---------------------



                                 PATRIARCH INC.
 -------------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)



              Delaware                                     98-0360062
--------------------------------             -----------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


4562 Underwood Avenue
North Vancouver, British Columbia, Canada                    V7K 2S2
-----------------------------------------              ----------------------
(Address of principal executive offices)                (Postal or Zip Code)


Issuer's telephone number, including area code: 604-961-8878


                                      None
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,718,818 Shares of $0.0001 par value Common Stock outstanding as of April 1, 2005.

                                 PATRIARCH INC.
                         (An Exploration Stage Company)


                              FINANCIAL STATEMENTS


                           NOVEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                 PATRIARCH INC.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS
                                   (Unaudited)


-------------------------------------------------------------------------------------------------------------------
                                                                                   NOVEMBER 30         MAY 31
                                                                                      2004              2004
-------------------------------------------------------------------------------------------------------------------
ASSETS

Current
     Cash                                                                       $        8,959     $       9,351
     Note receivable (Note 2)                                                           20,000            20,000
                                                                                -----------------------------------


Total Assets                                                                    $       28,959     $      29,351
===================================================================================================================

LIABILITIES

Current
     Accounts payable and accrued liabilities                                   $        8,605     $       5,745
     Due to a shareholder (Note 3)                                                      26,820            26,820
                                                                                -----------------------------------
                                                                                        35,425            32,565
                                                                                -----------------------------------


STOCKHOLDERS' DEFICIENCY

Common Stock
     Authorized:
         100,000,000 common shares, par value $0.0001

     Issued and outstanding:
          11,718,818 common shares at November 30, 2004 and May 31, 2004
                                                                                         1,172             1,172

     Additional paid-in capital                                                         51,393            51,393

Deficit Accumulated During The Exploration Stage                                       (59,031)          (55,779)
                                                                                -----------------------------------
Total Stockholders' Deficiency                                                          (6,466)           (3,214)
                                                                                -----------------------------------

Total Liabilities And Stockholders' Deficiency                                  $       28,959     $      29,351
===================================================================================================================






    The accompanying notes are an integral part of these financial statements

                                 PATRIARCH INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  PERIOD FROM
                                                                                                                   INCEPTION
                                                                                                                  FEBRUARY 21
                                       THREE MONTHS ENDED                         SIX MONTHS ENDED                  2001 TO
                                           NOVEMBER 30                               NOVEMBER 30                   NOVEMBER 30
                                   2004                 2003                 2004                 2003                2004
---------------------------------------------------------------------------------------------------------------------------------
             Expenses
     Consulting fees         $          -         $          -         $         -          $          -         $      54,829
     Property expenditures
                                        -                3,000                   -                 3,000                20,000
     Professional fees              2,500                   60               2,500                    60                22,248
     Office                             -                    -                   -                     -                 2,660
     Transfer agent fees                -                  349                 667                   852                 3,927
     Bank charges                      55                    -                  85                     -                   367
                                 ------------------------------------------------------------------------------------------------

          Total Expenses            2,555                3,409               3,252                 3,912               104,031

           Other Income                -                     -                   -                     -                45,000
                                 ------------------------------------------------------------------------------------------------

Net Loss                     $     (2,555)        $     (3,409)        $    (3,252)         $     (3,912)        $     (59,031)
=================================================================================================================================



Net Loss Per  Share,  Basic  and
   diluted                   $     (0.001)        $     (0.001)        $    (0.001)         $     (0.001)
=========================================================================================================


Weighted   Average   Number   Of
   Common  Shares   Outstanding,
   Basic and diluted
                               11,718,818           11,718,818          11,718,818            11,718,818
=========================================================================================================






    The accompanying notes are an integral part of these financial statements

                                 PATRIARCH INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                                                                     PERIOD FROM
                                                                                                      INCEPTION
                                                                                                     FEBRUARY 21
                                                                 SIX MONTHS ENDED                      2001 TO
                                                                           NOVEMBER 30               NOVEMBER 30
                                                                      2004             2003             2004
-------------------------------------------------------------------------------------------------------------------
Operating Activities
     Net loss                                                    $      (3,252)   $      (3,912)  $      (59,031)

     Change in working capital items:
         Promissory note receivable                                      -                -              (45,000)
         Accounts payable and accrued liabilities                        2,860             (355)           8,605
                                                                 ---------------------------------------------------
                                                                          (392)          (4,267)         (95,426)
                                                                 ---------------------------------------------------
Financing Activities
     Shareholder advances                                                -                -               51,820
     Common share issuances                                              -                -               52,565
                                                                 ---------------------------------------------------
                                                                         -                -              104,385
                                                                 ---------------------------------------------------
Increase (Decrease) In Cash                                               (392)          (4,267)           8,959

Cash, Beginning Of Period                                                9,351           21,807           -
                                                                 ---------------------------------------------------
Cash, End Of Period                                              $       8,959    $      17,540   $        8,959
====================================================================================================================







    The accompanying notes are an integral part of these financial statements

                                 PATRIARCH INC.
                         (An Exploration Stage Company)

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

          PERIOD FROM FEBRUARY 21, 2001 INCEPTION TO NOVEMBER 30, 2004
                                   (Unaudited)

                                                                                           DEFICIT
                                                       COMMON STOCK                      ACCUMULATED
                                      -----------------------------------------------
                                                                       ADDITIONAL         DURING THE
                                                                         PAID-IN         EXPLORATION
                                          NUMBER          AMOUNT         CAPITAL            STAGE              TOTAL
                                      -------------------------------------------------------------------------------------
Issuance of common stock for cash
     Founders' shares                      10,000,000  $     1,000   $        -       $       -           $       1,000
     Initial shares                         1,718,818          172           51,393           -                  51,565
Net loss for the period                       -               -               -             (35,809)            (35,809)
                                      -------------------------------------------------------------------------------------
Balance, May 31, 2001                      11,718,818        1,172           51,393         (35,809)             16,756

Net income for the year                       -               -               -              15,723              15,723
                                      -------------------------------------------------------------------------------------
Balance, May 31, 2002                      11,718,818        1,172           51,393         (20,086)             32,479

Net loss for the year                         -               -               -             (16,847)            (16,847)
                                      -------------------------------------------------------------------------------------
Balance, May 31, 2003                      11,718,818        1,172           51,393         (36,933)             15,632

Net loss for the year                         -               -               -             (18,846)            (18,846)
                                      -------------------------------------------------------------------------------------
Balance, May 31, 2004                      11,718,818        1,172           51,393         (55,779)             (3,214)

Net loss for the period                       -               -               -              (3,252)             (3,252)
                                      -------------------------------------------------------------------------------------

Balance, November 30, 2004
                                           11,718,818  $     1,172   $       51,393   $     (59,031)      $      (6,466)
                                      =====================================================================================







    The accompanying notes are an integral part of these financial statements

                                 PATRIARCH INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           NOVEMBER 30, 2004 AND 2003
                                   (Unaudited)



1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The statements of operations for the six months ended November 30, 2004 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 2004 Annual Report on Form 10-K for the year ended May 31, 2004.

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

                                 PATRIARCH INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           NOVEMBER 30, 2004 AND 2003
                                   (Unaudited)



2.   COMMITMENT AND PROMISSORY NOTE RECEIVABLE

         At May 31, 2001, the Company was committed to pay $59,000 to an independent consultant to take the Company public. As at May 31, 2002, the Company had paid $45,000 of which $10,000 was paid during the year ended May 31, 2002, and $35,000 was paid during the year ended May 31, 2001. The contract was terminated during the year ended May 31, 2002 and the consultant agreed to repay the Company $45,000 ($25,000 repaid to May 31, 2004). The promissory note receivable is due on demand and bears no interest.


3.   RELATED PARTY TRANSACTIONS

         A shareholder, a director and the president of the Company have advanced funds to the Company in the way of a non-interest bearing demand loan for the Company to fulfill its operating obligations. Advances due to the shareholder at November 30, 2004 and May 31, 2004 amount to $26,820.


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

         As of November 30, 2004, the Company has incurred $9,500 on exploration expenditures pursuant to the terms of this agreement.

                                 PATRIARCH INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           NOVEMBER 30, 2004 AND 2003
                                   (Unaudited)



     5.  SUBSEQUENT EVENT

         Subsequent to November 30, 2004, the Company abandoned its interest in the property claims described in Note 4.

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

Item 2. Plan of Operation

Plan of Operation

Subsequent to the interim period ended November 30, 2004, our option to acquire a 90% interest in the Manchester South property expired due to our failure to incur a minimum of $25,000 in exploration expenses on the claims by December 31, 2004. We did not have sufficient cash on hand to fund the required exploration.

Our plan of operation for the twelve months following the date of this quarterly report is to review and consider alternative asset acquisition opportunities. We anticipate that the review of various resource property acquisition opportunities will cost approximately $5,000. As well, we anticipate spending an additional $15,000 on administrative costs, including professional and other fees payable in connection with complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be $20,000.

While we have the cash on hand necessary to complete our review of potential acquisitions, we will need additional funding in order to cover anticipated administrative expenses. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we have no arrangements in place for any future equity financing.

Results Of Operations For Period Ending November 30, 2004

We have not earned any revenues from operations from our incorporation on February 21, 2001 to November 30, 2004. Our activities have been financed from the proceeds of share subscriptions. We do not anticipate earning revenues in the foreseeable future.

We incurred a net loss of $3,252 in the six-month period ended November 30, 2004, as compared to a net loss of $3,912 in the comparative period in fiscal 2003. The slight decrease in net loss is mainly a result of a decrease in mineral property expenditures (from $3,000 in fiscal 2003 to NIL in fiscal
2004). In the six-month period ended November 30, 2004, we incurred $2,500 in professional fees, $667 in transfer agent fees and $85 in bank charges.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt that we will be able to continue as a going concern.

At November 30, 2004, we had assets recorded at $28,959 consisting of cash of $8,959 and a promissory note receivable of $20,000 from our former consultant. Our former consultant has paid us $25,000 of the $45,000 due and owing to us.

Our liabilities at November 30, 2004 totalled $35,425 and consisted of a non-interest bearing, demand loan of $26,820 from Strato Malamas, our president, and accounts payable totalling $8,605.

Item 3 Controls and Procedures

Evalution of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarter ended November 30, 2004. This evaluation was conducted with the participation of Mr. Strato Malamas, our chief executive officer and our principal accounting officer.

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

During the three-month period ended November 30, 2004, we did not file any current reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Patriarch Inc.


/s/ Strato Malamas
------------------------------
Strato Malamas, President