Form 10QSB
period 2005-02-28
PATRIARCH INC
filed 2005-04-04
CIK 1162895

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the nine-month period ended February 28, 2005.

[   ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange
        Act of 1934

         For the transition period                    to
                                   ------------------    -------------------

                        Commission File Number 333-97201
                                   ---------------------



                                 PATRIARCH INC.
 -------------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


              Delaware                                      98-0360062
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


4562 Underwood Avenue
North Vancouver, British Columbia, Canada                    V7K 2S2
-----------------------------------------               --------------------
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


                              FINANCIAL STATEMENTS


                           FEBRUARY 28, 2005 AND 2004
                                   (Unaudited)

                                 PATRIARCH INC.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS
                                   (Unaudited)


-------------------------------------------------------------------------------------------------------------------
                                                                                   FEBRUARY 28         MAY 31
                                                                                      2005              2004
-------------------------------------------------------------------------------------------------------------------
ASSETS

Current
     Cash                                                                       $        5,722     $       9,351
     Note receivable (Note 2)                                                           18,000            20,000
                                                                                -----------------------------------

Total Assets                                                                    $       23,722     $      29,351
===================================================================================================================

LIABILITIES

Current
     Accounts payable and accrued liabilities                                   $        4,980     $       5,745
     Due to a shareholder (Note 3)                                                      26,820            26,820
                                                                                -----------------------------------
                                                                                        31,800            32,565
                                                                                -----------------------------------


STOCKHOLDERS' DEFICIENCY

Common Stock
     Authorized:
         100,000,000 common shares, par value $0.0001

     Issued and outstanding:
          11,718,818 common shares at February 28, 2005 and May 31, 2004
                                                                                         1,172             1,172

     Additional paid-in capital                                                         51,393            51,393

Deficit Accumulated During The Exploration Stage                                       (60,643)          (55,779)
                                                                                -----------------------------------
Total Stockholders' Deficiency                                                          (8,078)           (3,214)
                                                                                -----------------------------------

Total Liabilities And Stockholders' Deficiency                                  $       23,722     $      29,351
===================================================================================================================







    The accompanying notes are an integral part of these financial statements

                                 PATRIARCH INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  PERIOD FROM
                                                                                                                   INCEPTION
                                                                                                                  FEBRUARY 21
                                       THREE MONTHS ENDED                        NINE MONTHS ENDED                  2001 TO
                                          FEBRUARY 28                               FEBRUARY 28                   FEBRUARY 28
                                  2005                 2004                 2005                 2004                2005
---------------------------------------------------------------------------------------------------------------------------------
             Expenses
     Consulting fees        $          -         $          -         $         -          $          -         $      54,829
     Property expenditures
                                       -                    -                   -                      3,000           20,000
     Professional fees                 -                     7,040                2,500                7,100           22,248
     Office                                 55              -                        55               -                 2,715
     Transfer agent fees                 1,527              -                     2,194                  852            5,454
     Bank charges                           30              -                       115               -                   397
                                  -----------------------------------------------------------------------------------------------
          Total Expenses                 1,612               7,040                4,864               10,952          105,643

           Other Income                -                    -                   -                     -                45,000
                                  -----------------------------------------------------------------------------------------------

Net Loss                    $           (1,612)  $          (7,040)   $          (4,864)   $         (10,952)   $     (60,643)
=================================================================================================================================


Net Loss Per Share, Basic and
   diluted                  $          (0.001)   $          (0.001)    $         (0.001)    $         (0.001)
====================================================================================================================


Weighted Average Number Of
   Common Shares Outstanding,
   Basic and diluted                11,718,818          11,718,818           11,718,818           11,718,818
=====================================================================================================================









    The accompanying notes are an integral part of these financial statements

                                 PATRIARCH INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                                                                     PERIOD FROM
                                                                                                      INCEPTION
                                                                                                     FEBRUARY 21
                                                                  NINE MONTHS ENDED                    2001 TO
                                                                           FEBRUARY 28               FEBRUARY 28
                                                                       2005            2004             2005
-------------------------------------------------------------------------------------------------------------------
Operating Activities
     Net loss                                                     $    (4,864)    $     (10,952)  $      (60,643)

     Change in working capital items:
         Promissory note receivable                                     2,000             -              (43,000)
         Accounts payable and accrued liabilities                        (765)            3,645            4,980
                                                                  --------------------------------------------------
                                                                       (3,629)           (7,307)         (98,663)
                                                                  --------------------------------------------------

Financing Activities
     Shareholder advances                                                -                3,000           51,820
     Common share issuances                                              -                -               52,565
                                                                  --------------------------------------------------
                                                                         -                3,000          104,385
                                                                  --------------------------------------------------

Increase (Decrease) In Cash                                            (3,629)           (4,307)           5,722

Cash, Beginning Of Period                                               9,351            21,807           -
                                                                  --------------------------------------------------
Cash, End Of Period                                               $     5,722     $      17,500   $        5,722
====================================================================================================================











    The accompanying notes are an integral part of these financial statements

                                 PATRIARCH INC.
                         (An Exploration Stage Company)

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

          PERIOD FROM FEBRUARY 21, 2001 INCEPTION TO FEBRUARY 28, 2005
                                   (Unaudited)

                                                                                           DEFICIT
                                                       COMMON STOCK                      ACCUMULATED
                                      -----------------------------------------------
                                                                       ADDITIONAL         DURING THE
                                                                         PAID-IN         EXPLORATION
                                          NUMBER          AMOUNT         CAPITAL            STAGE              TOTAL
                                      ------------------------------------------------------------------------------------
Issuance of common stock for cash
     Founders' shares                      10,000,000  $     1,000   $        -       $       -           $       1,000
     Initial shares                         1,718,818          172           51,393           -                  51,565
Net loss for the period                       -               -               -             (35,809)            (35,809)
                                      ------------------------------------------------------------------------------------

Balance, May 31, 2001                      11,718,818        1,172           51,393         (35,809)             16,756

Net income for the year                       -               -               -              15,723              15,723
                                      ------------------------------------------------------------------------------------

Balance, May 31, 2002                      11,718,818        1,172           51,393         (20,086)             32,479

Net loss for the year                         -               -               -             (16,847)            (16,847)
                                      ------------------------------------------------------------------------------------

Balance, May 31, 2003                      11,718,818        1,172           51,393         (36,933)             15,632

Net loss for the year                         -               -               -             (18,846)            (18,846)
                                      ------------------------------------------------------------------------------------

Balance, May 31, 2004                      11,718,818        1,172           51,393         (55,779)             (3,214)

Net loss for the period                       -               -               -              (4,864)             (4,864)
                                      ------------------------------------------------------------------------------------

Balance, February 28, 2005
                                           11,718,818  $     1,172   $       51,393   $     (60,643)      $      (8,078)
                                      ====================================================================================








    The accompanying notes are an integral part of these financial statements

                                 PATRIARCH INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           FEBRUARY 28, 2005 AND 2004
                                   (Unaudited)



1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The statements of operations for the nine months ended February 28, 2005 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 2004 Annual Report on Form 10-K for the year ended May 31, 2004.

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

                                 PATRIARCH INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           FEBRUARY 28, 2005 AND 2004
                                   (Unaudited)



2.   COMMITMENT AND PROMISSORY NOTE RECEIVABLE

         At May 31, 2001, the Company was committed to pay $59,000 to an independent consultant to take the Company public. As at May 31, 2002, the Company had paid $45,000. The contract was terminated during the year ended May 31, 2002 and the consultant agreed to repay the Company $45,000 ($27,000 repaid to February 28, 2005). The promissory note receivable is due on demand and bears no interest.


3.   RELATED PARTY TRANSACTIONS

         A shareholder, a director and the president of the Company have advanced funds to the Company in the way of a non-interest bearing demand loan for the Company to fulfill its operating obligations. Advances due to the shareholder at February 28, 2005 and May 31, 2004 amount to $26,820.


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

         As of February 28, 2005, the Company has incurred $9,500 on exploration expenditures pursuant to the terms of this agreement.

         During the period ended February 28, 2005, the Company abandoned its interest in the property.

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

Item 2. Plan of Operation

Plan of Operation

During the interim period ended February 28, 2005, our option to acquire a 90% interest in the Manchester South property expired due to our failure to incur a minimum of $25,000 in exploration expenses on the claims by December 31, 2004. We did not have sufficient cash on hand to fund the required exploration.

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

Results Of Operations For Period Ending February 28, 2005

We have not earned any revenues from operations from our incorporation on February 21, 2001 to February 28, 2005. Our activities have been financed from the proceeds of share subscriptions. We do not anticipate earning revenues in the foreseeable future.

We incurred a net loss of $4,864 in the nine-month period ended February 28, 2005, as compared to a net loss of $10,952 in the comparative period in the previous fiscal year. The decrease in net loss in the current fiscal year is mainly a result of a decrease in mineral property expenditures (from $3,000 in fiscal 2004 to NIL in fiscal 2005) and a decrease in professional fees (from $7,100 in fiscal 2004 to $2,500 in fiscal 2005). In the nine-month period ended February 28, 2005, we incurred $2,500 in professional fees, $2,194 in transfer agent fees, $115 in bank charges and $55 in office costs.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt that we will be able to continue as a going concern.

At February 28, 2005, we had assets recorded at $23,722 consisting of cash of $5,722 and a promissory note receivable of $18,000 from our former consultant. Our former consultant has paid us $27,000 of the $45,000 due and owing to us.

Our liabilities at February 28, 2005 totalled $31,800 and consisted of a non-interest bearing, demand loan of $26,820 from Strato Malamas, our president, and accounts payable totalling $4,980.

Item 3 Controls and Procedures

Evalution of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarter ended February 28, 2005. This evaluation was conducted with the participation of Mr. Strato Malamas, our chief executive officer and our principal accounting officer.

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

During the three-month period ended February 28, 2005, we did not file any current reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Patriarch Inc.


/s/ Strato Malamas
------------------------------
Strato Malamas, President