Form 10KSB
period 2005-05-31
PATRIARCH INC
filed 2005-09-23
CIK 1162895

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2005
                                               ------------

[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

     For the transition period from _________________ to __________________

                        Commission file number: 333-97201


                                 PATRIARCH INC.
                                 --------------
                 (Name of small business issuer in its charter)



            Nevada                                98-0360062
            ------                           -------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

                4526 Underwood Avenue
North Vancouver, British Columbia, Canada                  V7K 2S2
-----------------------------------------    -----------------------------------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number:   (604) 961-8878
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

            Yes    _                                No __X___
            ------------                                 -

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

            Yes      X                               No _____
            -----------


State issuer's revenues for its most recent fiscal year:          Nil
                                                          ----------------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

                          $109,915 as at September 23, 2005
                          ---------------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           11,718,818 shares of common stock as at September 23, 2005
           ----------------------------------------------------------

                                 TABLE OF CONTENTS

                                                                            Page

ITEM 1:  DESCRIPTION OF BUSINESS...............................................4
ITEM 2:  DESCRIPTION OF PROPERTY...............................................6
ITEM 3:  LEGAL PROCEEDINGS.....................................................6
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................6
ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............6
ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............6
ITEM 7:  FINANCIAL STATEMENTS..................................................7
ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURES................................................19
ITEM 8A:  CONTROLS AND PROCEDURES.............................................19
ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.........20
ITEM 10:  EXECUTIVE COMPENSATION..............................................20
ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......21
ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................21
ITEM 13:  EXHIBITS AND REPORTS................................................22
ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................22

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

In General

We commenced operations as an exploration stage company. During the fiscal year ended May 31, 2005, we held the option to acquire a 90% interest in a mineral claim situated in the Province of Ontario, Canada known as the Manchester South property. We acquired our interest in the Manchester South Property pursuant to an agreement dated March 6,2002, as amended, between Terry Loney, doing business as Klondike Bay Resources, and us.

The option agreement was negotiated as an arm's length transaction. We would have been deemed to have exercised the option to acquire the 90% interest in the Manchester South Property when we had:

(A) paid Klondike Bay Resources $7,500 (paid upon the execution of the option agreement);

(B) incurred an aggregate of $200,000 of property exploration expenditures on the Manchester South Property within the following periods:

  (1) $25,000 on or before  December 31, 2004; and
  (2) a further  $175,000 on or before December 31, 2005.

Due to our inability to raise sufficient funds to conduct exploration on the Manchester South property in order to meet the exploration expenditure requirements of the option agreement with Klondike Bay Resources, we were unable to exercise the option and our right to acquire an interest in the property was terminated. Management intends to review other potential resource and non-resource assets for acquisition.

Risk Factors
------------
Any investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report and any other filings we may make with the United States Securities and Exchange Commission in the future before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to complete any acquisition of a business interest and fund its future development. As of May 31, 2005, we had cash in the amount of $9,018. We currently do not have any operations and we have no income. We will reacquire additional funds to review, acquire and develop business assets. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required.

BECAUSE WE DO NOT HAVE ANY BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We were incorporated on February 21, 2001 and until recently, were involved in the acquisition and exploration of mineral exploration properties. We were unsuccessful in this initial business plan and are now seeking to acquire an interest in alternative assets. We may not be able to identify and acquire any interest in suitable business assets.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will fail.

WE NEED TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS IS TO SUCCEED.

The Independent Public Accounting Firm's Report to our audited financial statements for the period ended May 31, 2005 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. These factors include our net loss of $67,323 from inception on February 21, 2001 to May 31, 2005 and negative cash flows since inception. If we are not able to continue as a going concern, it is likely investors will lose their investments.

BECAUSE OUR PRESIDENT, MR. STRATO MALAMAS, OWNS 68.74% OF OUR OUTSTANDING COMMON STOCK, HE MAY MAKE AND CONTROL CORPORATE DECISIONS THAT MAY DIFFER FROM THE INTERESTS OF OUR OTHER SHAREHOLDERS.

Mr. Strato Malamas, our president, owns 68.74% of the outstanding shares of our common stock. Accordingly, he will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Malamas differ from, and be adverse to, the interests of the other stockholders.

EXISTING SHAREHOLDERS WILL SUFFER DILUTION IF WE RAISE ADDITIONAL FUNDS THROUGH OUR SALE OF EQUITY.

We will require additional funds to carry out any future business plan. The most likely means of obtaining such funds will be through our sale of additional shares of common stock to investors. Any sale of additional share capital will result in dilution to existing shareholders that will detrimentally affect the value of their shareholdings.

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

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock have traded through the facilities of the OTC Bulletin Board since December 22, 2004. Since that date, there has only been one trade of our stock, which consisted of the following:

    Date of Trade       Number of Shares Bought/Sold          Price per Share
    -------------       ----------------------------          ---------------
    August 24, 2005               5,000                           $0.70

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

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

During the fiscal year ended May 31, 2005, our option to acquire a 90% interest in the Manchester South property expired due to our failure to incur a minimum of $25,000 in exploration expenses on the claims by December 31, 2004. We did not have sufficient cash on hand to fund the required exploration.

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

Results Of Operations For Period Ending May 31, 2005

We have not earned any revenues from operations from our incorporation on February 21, 2001 to May 31, 2005. Our activities have been financed from the proceeds of share subscriptions. We do not anticipate earning revenues until such time as we have acquired an interest in a significant asset, of which there is no assurance.

We incurred a net loss of $11,544 in our fiscal year ended May 31, 2005, as compared to a net loss of $18,846 in fiscal 2004. The decrease in net loss in the most recently completed fiscal year is a result of a reduction in professional fees and mineral property expenditures. Professional fees decreased from $14,399 in fiscal 2004 to $8,475 in fiscal 2005. As well, property expenditures decrease over these periods from $3,000 to NIL.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt that we will be able to continue as a going concern.

At May 31, 2005, we had assets recorded at $23,018 consisting of cash of $9,018 and a promissory note receivable of $14,000 from our former consultant. Our former consultant has paid us $31,000 of the $45,000 due and owing to us.

Our liabilities at May 31, 2005 totalled $37,776 and consisted of a non-interest bearing, demand loan of $26,820 from Strato Malamas, our president, and accounts payable totalling $10,956.

ITEM 7:  FINANCIAL STATEMENTS

                                 PATRIARCH INC.
                         (An Exploration Stage Company)


                              FINANCIAL STATEMENTS


                              MAY 31, 2005 AND 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                                                                MORGAN & COMPANY
                                                           Chartered Accountants


To the Stockholders and the Board of Directors of Patriarch Inc.
(An Exploration Stage Company)


We have audited the accompanying balance sheets of Patriarch Inc. (an exploration stage company) as at May 31, 2005 and 2004, and the related statements of operations, cash flows, and stockholders' deficiency for the years then ended, and for the cumulative period from inception, February 21, 2001, to May 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion based on our audit, these financial statements present fairly, in all material respects, the financial position of the Company as at May 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, and for the cumulative period from inception, February 21, 2001, to May 31, 2005, in conformity with generally accepted accounting principles in the United States.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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


Vancouver, Canada                                          "Morgan & Company"
August 2, 2005                                          Chartered Accountants



Tel: (604) 687-5841            Member of           P.O. Box 10007 Pacific Centre
Fax: (604) 687-0075              ACPA         Suite 1488-700 West Georgia Street
www.morgan-cas.com           International               Vancouver, B.C. V7Y 1A1

                                 PATRIARCH INC.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------------
                                                                                                 MAY 31
                                                                                         2005             2004
-------------------------------------------------------------------------------------------------------------------
ASSETS

Current
     Cash and cash equivalents                                                    $       9,018    $       9,351
     Note receivable (Note 4)                                                            14,000           20,000
                                                                                  -------------     ------------

                                                                                  $      23,018    $      29,351
===================================================================================================================


LIABILITIES

Current
     Accounts payable and accrued liabilities                                     $      10,956    $       5,745
     Due to a shareholder (Note 5)                                                       26,820           26,820
                                                                                  --------------     --------------
                                                                                         37,776           32,565
                                                                                  --------------     --------------

STOCKHOLDERS' DEFICIENCY

Common Stock
     Authorized:
         100,000,000 common shares, par value $0.0001

     Issued and outstanding:
          11,718,818 common shares                                                        1,172            1,172

     Additional paid-in capital                                                          51,393           51,393

Deficit Accumulated During The Exploration Stage                                        (67,323)         (55,779)
                                                                                  ----------------  ---------------
                                                                                        (14,758)          (3,214)
                                                                                  ----------------  ---------------

                                                                                  $      23,018    $      29,351
===================================================================================================================





    The accompanying notes are an integral part of these financial statements

                                 PATRIARCH INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------------------------------------------
                                                                                                    CUMULATIVE
                                                                                                    PERIOD FROM
                                                                                                     INCEPTION
                                                                                                    FEBRUARY 21
                                                                     YEARS ENDED                      2001 TO
                                                                       MAY 31                         MAY 31
                                                              2005                 2004                2005
--------------------------------------------------------------------------------------------------------------------
Revenue                                                $         -          $          -        $         -
                                                       -------------------- ------------------ ---------------------

Expenses
     Consulting fees                                             -                     -                 54,829
     Property expenditures                                       -                      3,000            20,000
     Professional fees                                             8,475               14,399            28,223
     Office                                                        1,627                  705             4,287
     Transfer agent fees                                           1,292                  666             4,552
     Bank charges                                                    150                   76               432
                                                       -------------------- ------------------- ---------------------
Total Expenses                                                    11,544               18,846           112,323

Other Income                                                     -                     -                 45,000
                                                       -------------------- ------------------- ---------------------

Net Loss                                               $         (11,544)   $         (18,846)  $       (67,323)
=====================================================================================================================


Net Loss Per Share, basic and diluted                  $         (0.001)    $         (0.001)
==============================================================================================


Weighted Average Number Of Common Shares
   Outstanding, basic and diluted
                                                              11,718,818           11,718,818
==============================================================================================





    The accompanying notes are an integral part of these financial statements

                                 PATRIARCH INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS


-------------------------------------------------------------------------------------------------------------------
                                                                                                    CUMULATIVE
                                                                                                    PERIOD FROM
                                                                                                     INCEPTION
                                                                                                    FEBRUARY 21
                                                                         YEARS ENDED                  2001 TO
                                                                            MAY 31                    MAY 31
                                                                     2005            2004              2005
-------------------------------------------------------------------------------------------------------------------

Operating Activities
     Net loss                                                   $     (11,544)  $      (18,846) $      (67,323)

     Change in working capital items:
         Promissory note receivable                                     6,000            -             (14,000)
         Accounts payable and accrued liabilities                       5,211            3,390          10,956
                                                                --------------- --------------- --------------------
                                                                         (333)         (15,456)        (70,367)
                                                                --------------- --------------- --------------------

Financing Activities
     Shareholder advances                                               -                3,000          26,820
     Common share issuances                                             -                -              52,565
                                                                --------------  --------------- --------------------
                                                                        -                3,000          79,385
                                                                --------------  --------------- --------------------

Increase (Decrease) In Cash                                              (333)         (12,456)          9,018

Cash, Beginning Of Period                                               9,351           21,807           -
                                                                --------------  --------------- --------------------

Cash, End Of Period                                             $       9,018   $        9,351  $        9,018
====================================================================================================================


Supplemental Disclosure Of Cash Flow Information
     Cash paid during the year
         Interest                                               $       -       $        -      $        -
         Income Taxes                                           $       -       $        -      $        -
====================================================================================================================






    The accompanying notes are an integral part of these financial statements

                                 PATRIARCH INC.
                         (An Exploration Stage Company)

                      STATEMENT OF STOCKHOLDERS' DEFICIENCY

            PERIOD FROM INCEPTION, FEBRUARY 21, 2001, TO MAY 31, 2005


                                                                                        DEFICIT
                                                   COMMON STOCK                       ACCUMULATED
                                  ------------------------------------------------
                                                                    ADDITIONAL         DURING THE
                                                                      PAID-IN         EXPLORATION
                                       NUMBER          AMOUNT         CAPITAL            STAGE             TOTAL
                                  -----------------------------------------------------------------------------------
Issuance of common stock for
  cash
     Founders' shares                  10,000,000   $     1,000   $       -        $       -           $      1,000
     Initial shares                     1,718,818           172          51,393            -                 51,565
Net loss for the period                   -                -              -              (35,809)           (35,809)
                                  -----------------------------------------------------------------------------------

Balance, May 31, 2001                  11,718,818         1,172          51,393          (35,809)            16,756

Net income for the year                   -                -              -               15,723             15,723
                                  -----------------------------------------------------------------------------------

Balance, May 31, 2002                  11,718,818         1,172          51,393          (20,086)            32,479

Net loss for the year                     -                -              -              (16,847)           (16,847)
                                  -----------------------------------------------------------------------------------

Balance, May 31, 2003                  11,718,818         1,172          51,393          (36,933)            15,632

Net loss for the year                     -                -              -              (18,846)           (18,846)
                                  -----------------------------------------------------------------------------------

Balance, May 31, 2004                  11,718,818         1,172          51,393          (55,779)            (3,214)

Net loss for the year                      -               -              -              (11,544)           (11,544)
                                  -----------------------------------------------------------------------------------

Balance, May 31, 2005                  11,718,818   $     1,172   $      51,393    $     (67,323)      $    (14,758)
                                  ===================================================================================





    The accompanying notes are an integral part of these financial statements

                                 PATRIARCH INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                              MAY 31, 2005 AND 2004



1.   ORGANIZATION AND NATURE OF OPERATIONS

     The Company was incorporated on February 21, 2001 in the State of Delaware and is in the pre-exploration stage. The Company was formed for the purpose of acquiring exploration and development stage natural resource properties. The Company is currently seeking opportunities for profitable operations.


2.   GOING CONCERN

     The Company's financial statements have been prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business.

     As shown in the accompanying financial statements, the Company has incurred a net loss of $67,323 for the period from February 21, 2001 (inception) to May 31, 2005, and has no sales. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and, ultimately, to attain profitable operations.

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


3.   ACCOUNTING POLICIES AND PROCEDURES

a)       Cash and Cash Equivalents

         For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At May 31, 2005, the Company had no cash equivalents.

                                 PATRIARCH INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                              MAY 31, 2005 AND 2004



3.   ACCOUNTING POLICIES AND PROCEDURES (Continued)

     b)  Mineral Properties and Exploration Expenditures

         The Company records its interest in mineral properties at cost. The Company expenses all costs incurred on mineral properties to which it has secured exploration rights, other than acquisition costs, prior to the establishment of proven and probable reserves. When proven and probable reserves are determined for a property and a feasibility study with respect to the property then subsequent exploration and development costs of the property will be capitalized. The Company regularly performs evaluations of its investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets

         All long lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon discounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization. To date, the Company has not established the commercial feasibility of its exploration prospects. Therefore, all costs have been expensed.

     c)  Net Income (Loss) Per Share

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

     d)  Financial Instruments

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

                                 PATRIARCH INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                              MAY 31, 2005 AND 2004



3.   ACCOUNTING POLICIES AND PROCEDURES (Continued)

     e)  Use of Estimates

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


     f)  Income Taxes

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion of all of a deferred tax asset will not be realized, a valuation allowance is recognized.

     g)  Stock Based Compensation

         The Company accounts for stock based employee and director compensation arrangements in accordance with provisions of SFAS No. 123 - "Accounting for Stock Based Compensation". Stock based compensation arrangements are recorded at fair value as the services are provided and the compensation earned. No stock options have been granted since inception.


4.   COMMITMENT AND PROMISSORY NOTE RECEIVABLE

     At May 31, 2001, the Company was committed to pay $59,000 to an independent consultant to take the Company public. As at May 31, 2002, the Company had paid $45,000 of which $10,000 was paid during the period ended May 31, 2002, and $35,000 was paid during the period ended May 31, 2001. The contract was terminated during the period ended May 31, 2002 and the consultant agreed to repay the Company $45,000. A total of $31,000 has been repaid as of May 31, 2005. The promissory note receivable is due on demand and bears no interest.

                                 PATRIARCH INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                              MAY 31, 2005 AND 2004



5.   RELATED PARTY TRANSACTIONS

     An individual who is also a shareholder, director and the president of the Company has advanced funds to the Company in the way of a non-interest bearing demand loan to assist the Company in fulfilling its operating obligations. Advances due to this individual at May 31, 2005 and 2004 amount to $26,820.


6.   INCOME TAXES
                                                  2005             2004
                                             ---------------- ----------------

    Deferred tax asset
         Approximate net operating losses     $      67,000    $      55,000
         Approximate tax rate                          35%              35%
                                             ---------------------------------
                                                     23,450           19,250
    Valuation allowance                             (23,450)         (19,250)
                                             ---------------------------------

    Deferred tax asset                        $       -        $       -
                                             =================================


     The valuation allowance reflects the Company's estimates that the tax assets more likely than not will not be realized.

     The Company has net operating losses of approximately $67,000 which expire between 2022 and 2025.


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

                                 PATRIARCH INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                              MAY 31, 2005 AND 2004



7.   EXPLORATION EXPENDITURES (Continued)

     As of May 31, 2005 and May 31, 2004, the Company incurred $9,500 on exploration expenditures pursuant to the terms of this agreement.

     During the year the Company abandoned its interest in the property.


8.       RECENT ACCOUNTING PRONOUNCEMENTS

a) On March 31, 2004, the Emerging Issues Task Force ("EITF") issued EITF 04-2, "Whether Mineral Rights are Tangible or Intangible Assets" ("EITF 04-2") which concluded that mineral interest conveyed by leases should be considered tangible assets. On April 30, 2004, the Financial Accounting Standards Board ("FASB") issued amended SFAS 141 and SFAS 142 to provide that certain mineral use rights are considered tangible assets and that mineral use rights should be accounted for based on their substance. The amendment was effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. The Company adopted EITF No. 04-2 on April 1, 2004.

b) On March 31, 2004, the EITF issued EITF 04-3, "Mining Assets' Impairment and Business Combinations" ("EITF 04-3") which concluded that entities should generally include values in mining properties beyond proven and probable reserves and the effects of anticipated fluctuations in the future market price of minerals in determining the fair value of mining assets. The Company adopted EITF 04-3 on April 1, 2004.

         The adoption of EITF No. 04-2 and EITF No. 04-3 resulted in the Company capitalizing the acquisition costs for mineral properties acquired in 2004.

c) In November 31, 2004, FASB issued Statement of Financial Accounting Standards No. 151 ("SFAS 151"), "Inventory Costs". The adoption SFAS 151 does not have an impact on the Company's results of operations or financial position.

d) In December 2004, FASB issued Statement of Financial Accounting Standards No. 153 ("SFAS 153"), "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29". The Company has determined that the adoption of SFAS 153 does not have an impact on the Company's results of operations or financial position.

e) In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS 123"), "Share-Based Payment". The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Company adopted SFAS 123 effective April 1, 2004.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

During the period which Berkovits, Lago & Company LLP acted as our independent accountants, there was no disagreement between us and Berkovits, Lago & Company LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

New Independent Auditor

We engaged Morgan & Company, Chartered Accountants, of Vancouver, British Columbia as our new independent accountants following the resignation of Berkovits, Lago & Company, LLP. Prior to their retention, we did not consult with Morgan & Company regarding the application of accounting principles, the type of audit opinion that might be rendered by Morgan & Company or any other matter.

ITEM 8A:  CONTROLS AND PROCEDURES

Evalution of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2005 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS


Name              Age    Position with Registrant        Served as a Director or
                                                            Officer Since

Strato Malamas    46     President, chief executive        February 21, 2001
                         officer, secretary, treasurer
                         and principal accounting officer

The following describes the business experience of the Company's director and executive officer, including other directorships held in reporting companies:

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended May 31, 2005 all such filing requirements applicable to our officer and director were complied with exception that reports were filed late by the following persons:

                                  Number       Transactions       Known Failures
                                  Of  late     Not Timely         To File a
Name and principal position       Reports      Reported           Required Form
------------------------------  -----------   ---------------   ----------------
Strato Malamas                      0               0                  1
(President and director)

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended May 31, 2005.

                           Annual Compensation                                       Long Term Compensation

                                                   Other Annual       Restricted Stock Options/   LTIP          All Other
Name (1)       Title      Year     Salary   Bonus  Compensation       Awarded          SARs (#)   payouts ($)   Compensation
--------       -----      ----     ------   -----  ------------       -------          --------   -----------   ------------
Strato Malamas President/ 2005     $0       0      0                   0                0          0            0
               Secretary/
               Teasurer

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at September 23, 2005 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

                                          AMOUNT AND
                  NAME AND ADDRESS         NATURE OF
TITLE OF CLASS    BENEFICIAL OWNER    BENEFICIAL OWNERSHIP    PERCENT OF CLASS

Common            Strato Malamas          8,055,000                68.7%
                  4526 Underwood Avenue
                  North Vancouver, British Columbia
                  Canada

DIRECTORS AND
OFFICERS AS A
GROUP THAT                                8,055,000                68.7%
CONSISTS OF
ONE PERSON

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our president, Mr. Strato Malamas, has advanced funds to us by way of a non-interest bearing demand loan in order for us to fulfill our operating obligations. As at May 31, 2005, these amounts total $26,820.

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

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------
  3.1     Articles of Incorporation*
  3.2     By-Laws*
 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* incorporated by reference from our Form SB-2 that was filed with the commission on July 26, 2002.

Reports on Form 8-K
-------------------
On May 26, 2005, we filed a current report on Form 8-K disclosing that Stewart Jackson had resigned as our director.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our current principal accountants, Morgan & Company, Chartered Accountants, billed the following fees for the services indicated during our two most recently completed fiscal years.


                                       Fiscal year ended      Fiscal year ended
                                         May 31, 2005            May 31, 2004

Audit fees                                  $2,000                  $2,000
Audit-related fees                            $600                    $400
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

Patriarch Inc.


By          /s/ Strato Malamas
            Strato Malamas
            President, CEO & Director
            Date: September 23, 2005

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By          /s/ Strato Malamas
            Strato Malamas
            President, CEO, Secretary, Treasurer
            Principal Accounting Officer & Director
            Date:   September 23, 2005