Form 10QSB
period 2005-08-31
PATRIARCH INC
filed 2005-10-14
CIK 1162895

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended August 31, 2005.

[    ]   Transition Report pursuant to 13 or 15(d) of  the  Securities  Exchange
         Act of 1934

         For the transition period                    to
                                   ------------------    -----------------------

                Commission File Number    333-97201
                                     ---------------------



                                 PATRIARCH INC.
 -------------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


             Delaware                                     98-0360062
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
--------------------------------
incorporation or organization)
------------------------------

4562 Underwood Avenue
North Vancouver, British Columbia, Canada                     V7K 2S2
-----------------------------------------                -----------------------
(Address of principal executive offices)                 (Postal or Zip Code)


Issuer's telephone number, including area code:         604-961-8878
                                                     -----------------

                                      None
--------------------------------------------------------------------------------
(Former  name,  former  address  and  former  fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,718,818 Shares of $0.0001 par value Common Stock outstanding as of October 12, 2005.

                                 PATRIARCH INC.
                         (An Exploration Stage Company)


                          INTERIM FINANCIAL STATEMENTS


                            AUGUST 31, 2005 AND 2004
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                 PATRIARCH INC.
                         (An Exploration Stage Company)

                             INTERIM BALANCE SHEETS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

-----------------------------------------------------------------------------------------------------------------
                                                                                     AUGUST 31         MAY 31
                                                                                       2005             2005
-----------------------------------------------------------------------------------------------------------------
ASSETS

Current
     Cash                                                                         $       4,773    $       9,018
     Note receivable (Note 3)                                                            14,000           14,000
                                                                                  --------------- ---------------

Total Assets                                                                      $      18,773    $      23,018
=================================================================================================================

LIABILITIES

Current
     Accounts payable and accrued liabilities                                     $       8,126    $      10,956
     Due to a shareholder (Note 4)                                                       26,820           26,820
                                                                                  --------------- ---------------
                                                                                         34,946           37,776
                                                                                  --------------- ---------------

STOCKHOLDERS' DEFICIENCY

Common Stock
     Authorized:
         100,000,000 common shares, par value $0.0001

     Issued and outstanding:
          11,718,818 common shares at August 31, 2004
              and May 31, 2004                                                            1,172            1,172

     Additional paid-in capital                                                          51,393           51,393

Deficit Accumulated During The Exploration Stage                                        (68,738)         (67,323)
                                                                                  --------------- ---------------
Total Stockholders' Deficiency                                                          (16,173)         (14,758)
                                                                                  ---------------- ---------------

Total Liabilities And Stockholders' Deficiency                                    $      18,773    $      23,018
==================================================================================================================








The  accompanying  notes  are  an  integral  part  of  these  interim  financial statements

                                 PATRIARCH INC.
                         (An Exploration Stage Company)

                        INTERIM STATEMENTS OF OPERATIONS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

-----------------------------------------------------------------------------------------------------------------
                                                                                                     PERIOD FROM
                                                                                                      INCEPTION
                                                                                                     FEBRUARY 21
                                                                   THREE MONTHS ENDED                  2001 TO
                                                                       AUGUST 31                      AUGUST 31
                                                              2005                  2004                2005
-----------------------------------------------------------------------------------------------------------------
Expenses
     Consulting fees                                   $         -          $          -          $      54,829
     Property expenditures                                       -                     -                 20,000
     Professional fees                                       1,148                     -                 29,371
     Office                                                      -                     -                  4,287
     Transfer agent fees                                       172                   667                  4,724
     Bank charges                                               95                    30                    527
                                                       ----------------------------------------------------------
Total Expenses                                               1,415                   697                113,738

Other Income                                                     -                     -                 45,000
                                                       ----------------------------------------------------------

Net Loss                                               $    (1,415)        $        (697)         $     (68,738)
=================================================================================================================


Net Loss Per Share, Basic and diluted                  $    (0.001)        $       (0.001)
=============================================================================================


Weighted    Average    Number   Of   Common    Shares
   Outstanding, Basic and diluted
                                                        11,718,818             11,718,818
=============================================================================================




    The accompanying notes are an integral part of these financial statements

                                 PATRIARCH INC.
                         (An Exploration Stage Company)

                        INTERIM STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

-------------------------------------------------------------------------------------------------------------------
                                                                                                     PERIOD FROM
                                                                                                      INCEPTION
                                                                                                     FEBRUARY 21
                                                                       THREE MONTHS ENDED              2001 TO
                                                                            AUGUST 31                 AUGUST 31
                                                                      2005             2004             2005
-------------------------------------------------------------------------------------------------------------------
Operating Activities
     Net loss                                                    $      (1,415)   $        (697)  $       (68,738)

Adjustments To Reconcile Net Loss To Net
 Cash Used By Operating Activities:
         Increase in promissory note receivable                              -                -           (14,000)
         (Decrease)  Increase in  accounts  payable and accrued
           liabilities                                                  (2,830)             360             8,126
                                                                 ---------------------------------------------------
                                                                        (4,245)            (337)          (74,612)
                                                                 ---------------------------------------------------

Financing Activities
     Shareholder advances                                                   -                 -            26,820
     Common share issuances                                                 -                 -            52,565
                                                                 ---------------------------------------------------
                                                                            -                 -            79,385
                                                                 ---------------------------------------------------

Increase (Decrease) In Cash                                             (4,245)            (337)            4,773

Cash, Beginning Of Year                                                  9,018            9,351                 -
                                                                 ---------------------------------------------------

Cash, End Of Year                                                $       4,773    $       9,014   $         4,773
====================================================================================================================

Supplemental disclosures of cash flow information

Cash paid during the year

Interest                                                         $           -    $           -   $             -

Income Taxes                                                     $           -    $           -   $             -
====================================================================================================================








The  accompanying  notes  are  an  integral  part  of  these  interim  financial statements

                                 PATRIARCH INC.
                         (An Exploration Stage Company)

             INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

           PERIOD FROM FEBRUARY 21, 2001 INCEPTION TO AUGUST 31, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                                                                           DEFICIT
                                                       COMMON STOCK                      ACCUMULATED
                                      -----------------------------------------------
                                                                       ADDITIONAL         DURING THE
                                                                         PAID-IN         EXPLORATION
                                          NUMBER          AMOUNT         CAPITAL            STAGE              TOTAL
                                      -------------------------------------------------------------------------------------
Issuance of common stock for cash
     Founders' shares                      10,000,000  $     1,000   $        -       $       -           $       1,000
     Initial shares                         1,718,818          172           51,393           -                  51,565
Net loss for the period                       -               -               -             (35,809)            (35,809)
                                      -------------------------------------------------------------------------------------

Balance, May 31, 2001                      11,718,818        1,172           51,393         (35,809)             16,756

Net income for the year                       -               -               -              15,723              15,723
                                      -------------------------------------------------------------------------------------

Balance, May 31, 2002                      11,718,818        1,172           51,393         (20,086)             32,479

Net loss for the year                         -               -               -             (16,847)            (16,847)
                                      -------------------------------------------------------------------------------------

Balance, May 31, 2003                      11,718,818        1,172           51,393         (36,933)             15,632

Net loss for the year                         -               -               -             (18,846)            (18,846)
                                      -------------------------------------------------------------------------------------

Balance, May 31, 2004                      11,718,818        1,172           51,393         (55,779)             (3,214)

Net loss for the year                         -               -               -             (11,544)            (11,544)
                                      -------------------------------------------------------------------------------------

Balance, August 31, 2004                   11,718,818  $     1,172   $       51,393   $     (67,323)      $     (14,758)

Net loss for the period                       -               -               -              (1,415)             (1,415)
                                      -------------------------------------------------------------------------------------

Balance August 31, 2005                    11,718,818  $     1,172   $       51,393   $     (68,738)      $     (16,173)
                                      =====================================================================================




The  accompanying  notes  are  an  integral  part  of  these  interim  financial statements

                                 PATRIARCH INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                            AUGUST 31, 2005 AND 2004
                                   (Unaudited)
                            (Stated in U.S. Dollars)


1.   BASIS OF PRESENTATION

     The unaudited interim financial statements as of August 31, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the May 31, 2005 audited financial statements and notes thereto.


2.   NATURE OF OPERATIONS AND GOING CONCERN

     a)  Organization

         The Company was incorporated on February 21, 2001 in the State of Delaware and is in the pre-exploration stage. The Company was formed for the purpose of acquiring exploration and development stage natural resource properties. The Company is currently seeking opportunities for profitable operations.

     b)  Exploration Stage Activities

         The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. The
         Company was formed for the purpose of acquiring exploration and development stage natural resource properties. The Company has not commenced business operations.

     c)   Going Concern

         The Company's interim financial statements have been prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business.

         As shown in the accompanying financial statements, the Company has incurred a net loss of $68,738 for the period from February 21, 2001 (inception) to August 31, 2005, and has no sales. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and, ultimately, to attain profitable operations.

                                 PATRIARCH INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                            AUGUST 31, 2005 AND 2004
                                   (Unaudited)
                            (Stated in U.S. Dollars)


2.   NATURE OF OPERATIONS AND GOING CONCERN (Continued)

c)       Going Concern (Continued)

         Recurring losses from operations and operating cash constraints are potential factors, which, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The interim financial statements do not include adjustments relating to recoverability and classification of recorded assets amounts, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


3.   COMMITMENT AND PROMISSORY NOTE RECEIVABLE

         At May 31, 2001, the Company was committed to pay $59,000 to an independent consultant to take the Company public. As at May 31, 2002, the Company had paid $45,000 of which $10,000 was paid during the period ended May 31, 2002, and $35,000 was paid during the period ended May 31, 2001. The contract was terminated during the period ended May 31, 2002 and the consultant agreed to repay the Company $45,000. A total of $31,000 has been repaid to August 31, 2005. The promissory note receivable is due on demand and bears no interest.


4.   RELATED PARTY TRANSACTIONS

         A shareholder, a director and the president of the Company have advanced funds to the Company in the way of a non-interest bearing demand loan for the Company to fulfill its operating obligations. Advances due to the shareholder at August 31, 2005 and May 31, 2005 amount to $26,820.


5.   EXPLORATION EXPENDITURES

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

                                 PATRIARCH INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                            AUGUST 31, 2005 AND 2004
                                   (Unaudited)
                            (Stated in U.S. Dollars)


5.   EXPLORATION EXPENDITURES (Continued)

     b) by December 31, 2004, the incurrence of property expenditures in the amount of US$25,000; and

     c) by December 31, 2005, the incurrence of property expenditures in the further amount of US$175,000, provided that any property expenditures incurred prior to December 31, 2004 which are in excess of $25,000 will be applied to the further required amount of $175,000.

         As of August 31, 2005, the Company incurred $9,500 on exploration expenditures pursuant to the terms of this agreement.

         During the year ended May 31, 2005 the Company abandoned its interest in the property.

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

Results Of Operations For Period Ending August 31, 2005

We have not earned any revenues from operations from our incorporation on February 21, 2001 to August 31, 2005. Our activities have been financed from the proceeds of share subscriptions. We do not anticipate earning revenues in the foreseeable future.

We incurred a net loss of $1,415 in the three-month period ended August 31, 2005, as compared to a net loss of $697 in the comparative period in fiscal 2004. The increase in net loss is due to an increase in professional fees (from NIL in fiscal 2004 to $1,148 in fiscal 2005). In the three-month period ended August 31, 2005, we incurred $1,148 in professional fees, $172 in transfer agent fees and $95 in bank charges.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt that we will be able to continue as a going concern.

At August 31, 2005, we had assets recorded at $18,773 consisting of cash of $4,773 and a promissory note receivable of $14,000 from our former consultant. Our former consultant has paid us $31,000 of the $45,000 due and owing to us.

Our liabilities at August 31, 2005 totalled $34,946 and consisted of a non-interest bearing, demand loan of $26,820 from Strato Malamas, our president, and accounts payable totalling $8,126.

Item 3 Controls and Procedures

Evalution of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarter ended August 31, 2005. This evaluation was conducted with the participation of Mr. Strato Malamas, our chief executive officer and our principal accounting officer.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

 31.1   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002
 31.2   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002
 32.1   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of theSarbanes-Oxley Act of 2002
 32.2   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002

During the three-month period ended August 31, 2005, we did not file any current reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  October 12, 2005

Patriarch Inc.


/s/ Strato Malamas
------------------------------
Strato Malamas, President