Form 10QSB
period 2005-11-30
PATRIARCH INC
filed 2006-01-18
CIK 1162895

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended January 17, 2006.

[   ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange
        Act of 1934

         For the transition period                    to
                                   ------------------    ----------------

                  Commission File Number    333-97201
                                         ------------



                                 PATRIARCH INC.
 ---------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


              Delaware                                        98-0360062
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


4562 Underwood Avenue
North Vancouver, British Columbia, Canada                      V7K 2S2
------------------------------------------     --------------------------------
(Address of principal executive offices)               (Postal or Zip Code)


Issuer's telephone number, including area code:             604-961-8878


                                      None
 -----------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,718,818 Shares of $0.0001 par value Common Stock outstanding as of January 17, 2006.

                                 PATRIARCH INC.

                         (An Exploration Stage Company)


                       SECOND QUARTER FINANCIAL STATEMENTS

                                NOVEMBER 30, 2005

                                   (Unaudited)

                             (Stated in US Dollars)

                                 PATRIARCH INC.
                         (An Exploration Stage Company)

                      BALANCE SHEETS (Stated in US Dollars)

                                                                               NOVEMBER 30                  MAY 31
                                                                                  2005                       2005
                                                                               (Unaudited)                 (Audited)
------------------------------------------------------------------------------------------------------------------------------
ASSETS

Current
  Cash and cash equivalents                                              $             -                $        9,018
  Note receivable (Note 3)                                                         14,000                       14,000
------------------------------------------------------------------------------------------------------------------------------


Total Assets                                                             $         14,000               $       23,018
------------------------------------------------------------------------------------------------------------------------------

LIABILITIES

Current
Bank Indebtedness                                                        $            192               $            -
  Accounts payable and accrued liabilities                                          8,126                       10,956
  Due to a shareholder (Note 4)                                                    26,820                       26,820
------------------------------------------------------------------------------------------------------------------------------
                                                                                   35,138                       37,776
------------------------------------------------------------------------------------------------------------------------------
 STOCKHOLDERS' DEFICIENCY

Common Stock
   Authorized:
       100,000,000 common shares, par value $0.0001

  Issued and outstanding:
        11,718,818 common shares at November 30, 2005 and
        May 31, 2005                                                                1,172                        1,172

     Additional paid-in capital                                                    51,393                       51,393

Deficit Accumulated During The Exploration Stage                                  (73,703)                     (67,323)
------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Deficiency                                                    (21,138)                     (14,758)
------------------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficiency                           $         14,000               $       23,018
==============================================================================================================================




   The accompanying notes are an integral part of these financial statements

                                 PATRIARCH INC.
                         (An Exploration Stage Company)


                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Stated in US Dollars)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       CUMULATIVE
                                                                                                                       PERIOD FROM
                                                                                                                       INCEPTION
                                                                                                                       FEBRUARY 21
                                                       THREE MONTHS ENDED                   SIX MONTHS ENDED            2001 TO
                                                           NOVEMBER 30                        NOVEMBER 30              NOVEMBER 30
                                                      2005             2004            2005               2004           2005
-----------------------------------------------------------------------------------------------------------------------------------
Revenue                                         $              $          -       $                $          -   $
-----------------------------------------------------------------------------------------------------------------------------------


Expenses
Consulting fees
                                                          -                 -               -                  -            54,829
Property expenditures                                     -                 -               -                  -            20,000
Professional fees                                     4,715             2,500            5,863             2,500            34,086
Office                                                    -                 -                -                 -             4,287
Transfer agent fees                                     205                 -              377               667             4,929
Bank charges                                             45                55              140                85               572
                                                ----------------------------------------------------------------------------------
Total Expenses                                        4,965             2,555            6,380             3,252           118,703

Other Income                                    $         -     $           -       $        -     $           -  $         45,000
                                                ----------------------------------------------------------------------------------


Net Loss                                        $    (4,965)   $       (2,555)     $    (6,380)    $      (3,252)  $       (73,703)
===================================================================================================================================


  Net Loss Per Share, basic and diluted         $    (0.00)    $       (0.00)      $    (0.00)            (0.00)
===================================================================================================================================



  Weighted Average Number Of Common Shares
  Outstanding, basic and diluted

                                                 11,718,818        11,718,818       11,718,818        11,718,818
================================================================================================================




The accompanying notes are an integral part of these financial statements

                                 PATRIARCH INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Stated in US Dollars)

---------------------------------------------------------------------------------------------------------------------------
                                                                                                               CUMULATIVE
                                                                                                               PERIOD FROM
                                                                                                                INCEPTION
                                                                                                               FEBRUARY 21
                                                        THREE MONTHS ENDED             SIX MONTHS ENDED           2001 TO
                                                            NOVEMBER 30                   NOVEMBER 30           NOVEMBER 30
                                                      2005              2004          2005         2004              2005
---------------------------------------------------------------------------------------------------------------------------

Operating Activities
Net loss for the period                          $      (4,965)  $     (2,555)   $    (6,380)  $    (3,252)    $   (73,703)

Adjustments To Reconcile Net Loss To Net
Cash Used By Operating Activities:
   Increase in promissory note receivable                    -             -              -             -          (14,000)
    (Decrease) Increase in accounts payable and
     accrued liabilities                                     -          2,500         (2,830)        2,860           8,126
---------------------------------------------------------------------------------------------------------------------------
                                                        (4,965)           (55)        (9,210)         (392)        (79,577)
---------------------------------------------------------------------------------------------------------------------------


Financing Activities
   Shareholder advances                                      -             -              -             -           26,820
Common share issuances                                       -             -              -             -           52,565
--------------------------------------------------------------------------------------------------------------------------
                                                             -             -              -             -           79,385
--------------------------------------------------------------------------------------------------------------------------


Increase (Decrease) In Cash                             (4,965)           (55)        (9,210)         (392)           (192)

Cash, Beginning Of Period                                4,773          9,014          9,018         9,351               -
--------------------------------------------------------------------------------------------------------------------------


Cash, End Of Period                              $        (192)  $      8,959    $      (192)  $      8,959 $          (192)
===========================================================================================================================



Supplemental Disclosure Of Cash Flow Information
Cash paid during the year
Interest                                         $           -   $          -    $        -    $        -
Income Taxes                                     $           -   $          -    $        -    $        -
===========================================================================================================================



The accompanying notes are an integral part of these financial statements

                                 PATRIARCH INC.
                         (An Exploration Stage Company)
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY

         PERIOD FROM INCEPTION, FEBRUARY 21, 2001, TO NOVEMBER 30, 2005
                                   (Unaudited)
                             (Stated in US Dollars)

                                             COMMON STOCK                                         DEFICIT
                                ------------------------------------------------------          ACCUMULATED
                                                                         ADDITIONAL             DURING THE
                                                                           PAID-IN              EXPLORATION
                                   NUMBER               AMOUNT             CAPITAL                 STAGE                  TOTAL
                                ------------------------------------------------------------------------------------------------
Issuance of common stock for
cash
  Founders' shares              10,000,000       $        1,000         $         -            $         -       $        1,000
  Initial shares                 1,718,818                  172               51,393                     -               51,565
Net loss for the period                  -                    -                    -               (35,809)              (35,809)
                                -----------------------------------------------------------------------------------------------

Balance, May 31, 2001           11,718,818                1,172               51,393               (35,809)               16,756

Net income for the year                  -                    -                    -                15,723                15,723
                                ------------------------------------------------------------------------------------------------

Balance, May 31, 2002           11,718,818                1,172               51,393               (20,086)               32,479

Net loss for the year                    -                    -                    -               (16,847)              (16,847)
                                -------------------------------------------------------------------------------------------------

Balance, May 31, 2003           11,718,818                1,172               51,393               (36,933)               15,632

Net loss for the year                    -                    -                    -               (18,846)              (18,846)
                                -------------------------------------------------------------------------------------------------

Balance, May 31, 2004           11,718,818                1,172               51,393               (55,779)               (3,214)

Net loss for the year                    -                    -                    -               (11,544)              (11,544)
                                -------------------------------------------------------------------------------------------------

Balance, May 31, 2005           11,718,818       $        1,172      $        51,393           $   (67,323)        $     (14,758)

Net loss for the period                  -                    -                    -                (6,380)               (1,415)
                               --------------------------------------------------------------------------------------------------

Balance, November 30, 2005      11,718,818       $        1,172      $        51,393             $ (73,703)        $     (16,173)
                               ==================================================================================================





The accompanying notes are an integral part of these financial statements

                                 PATRIARCH INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2005
                                   (Unaudited)
                             (Stated in US Dollars)

1. BASIS OF PRESENTATION

The unaudited interim financial statements as of November 30, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the August 31, 2005 audited financial statements and notes thereto.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $73,703 for the period from February 21, 2001 (inception) to November 30, 2005, and has no sales. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to

                                 PATRIARCH INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2005
                                   (Unaudited)
                             (Stated in US Dollars)

2. NATURE OF OPERATIONS AND GOING CONCERN (Continued)

c) Going Concern (Continued)

meet its obligations on a timely basis and, ultimately, to attain profitable operations at November 30, 2005 has a cash deficit of $192 .

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

3. COMMITMENT AND PROMISSORY NOTE RECEIVABLE

At May 31, 2001, the Company was committed to pay $59,000 to an independent consultant to take the Company public. As at May 31, 2002, the Company had paid $45,000 of which $10,000 was paid during the period ended May 31, 2002, and $35,000 was paid during the period ended May 31, 2001. The contract was terminated during the period ended May 31, 2002 and the consultant agreed to repay the Company $45,000. A total of $31,000 has been repaid to November 30, 2005. The promissory note receivable is due on demand and bears no interest.

4. RELATED PARTY TRANSACTIONS
A shareholder, a director and the president of the Company have advanced funds to the Company in the way of a non-interest bearing demand loan for the Company to fulfill its operating obligations. Advances due to the shareholder at November 30, 2005 and August 31, 2005 amount to $26,820.

5. EXPLORATION EXPENDITURES

The Company entered into an option agreement, as amended on October 8, 2003, with Klondike Bay Resources ("Klondike"), an Ontario company, whereby the Company has the exclusive right and option to an undivided 90% right, title and interest in and to the Manchester South property claims (the "Option")

                                 PATRIARCH INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2005
                                   (Unaudited)
                             (Stated in US Dollars)

5. EXPLORATION EXPENDITURES (Continued)

located in the Sudbury Mining District, Ontario, Canada, for total consideration consisting of a 1% net smelter return, cash payments to the Option or totaling US$7,500, and the incurrence of property expenditures totaling US$200,000 to be made as follows:

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

As of November 30, 2005, the Company incurred $9,500 on exploration expenditures pursuant to the terms of this agreement.

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

We will need additional funding in order to cover anticipated administrative expenses and costs associated with the review of potential business acquisitions. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we have no arrangements in place for any future equity financing.

Results Of Operations For Period Ending November 30, 2005

We have not earned any revenues from operations from our incorporation on February 21, 2001 to November 30, 2005. Our activities have been financed from the proceeds of share subscriptions. We do not anticipate earning revenues in the foreseeable future.

We incurred a net loss of $6,380 in the six-month period ended November 30, 2005, as compared to a net loss of $3,252 in the comparative period in fiscal

2004. The increase in net loss is due to an increase in professional fees (from $2,500 in fiscal 2004 to $5,863 in fiscal 2005). In the six-month period ended November 30, 2005, we incurred $5,863 in professional fees, $377 in transfer agent fees and $140 in bank charges.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt that we will be able to continue as a going concern.

At November 30, 2005, we had no cash on hand and a promissory note receivable of $14,000 from our former consultant. Our former consultant has paid us $31,000 of the $45,000 due and owing to us.

Our liabilities at November 30, 2005 consisted of a bank overdraft of $192, a non-interest bearing, demand loan of $26,820 from Strato Malamas, our president, and accounts payable totalling $8,126.

Item 3 Controls and Procedures

Evalution of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarter ended November 30, 2005. This evaluation was conducted with the participation of Mr. Strato Malamas, our chief executive officer and our principal accounting officer.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

 31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
 31.2 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

During the six-month period ended November 30, 2005, we did not file any current reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  January 17, 2006

Patriarch Inc.


/s/ Strato Malamas
-------------------------
Strato Malamas, President