Form 10QSB
period 2006-02-28
PATRIARCH INC
filed 2006-04-14
CIK 1162895

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the period ended February 28, 2006

[    ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period             to

             Commission File Number333-97201


                                  PATRIARCH INC.
         -----------------------------------------------------------------

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  [  ]  Yes    [ X ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,718,818 SHARES OF $0.0001 PAR VALUE COMMON STOCK OUTSTANDING AS OF APRIL 12, 2006.

                                 PATRIARCH INC.

                         (AN EXPLORATION STAGE COMPANY)


                       THIRD QUARTER FINANCIAL STATEMENTS

                               FEBRUARY 28, 2006

                                  (UNAUDITED)

                             (STATED IN US DOLLARS)

                                 PATRIARCH INC.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS

                                   (Unaudited)
                              Stated in US Dollars

                                                                  February 28, 2006  May 31, 2005
ASSETS
Current
    Cash and cash equivalents                                                   757         9,018
    Note receivable (Note 3)                                                 14,000        14,000
Total Assets                                                                 14,757        23,018

LIABILITIES
Current
    Accounts payable and accrued liabilities                                  8,126        10,956
    Due to a shareholder (Note 4)                                            29,820        26,820
                                                                             37,946        37,776
STOCKHOLDERS' DEFICIENCY
Common stock
   Authorized:
   100,000,000 common shares, par value $0.0001

Issued and Outstanding:
   11,718,818 common shares at February 28, 2006 and May 31, 2005
                                                                              1,172         1,172

Additional paid-in capital                                                   51,393        51,393

Deficit Accumulated During the Exploration Stage
                                                                            (75,754)      (67,323)
Total Stockholders' Deficiency                                              (23,189)      (14,758)

Total Liabilities and Stockholders' Deficiency                         $     14,757 $      23,018


The accompanying notes are an integral part of these financial statements.

                                 PATRIARCH INC.
                         (An Exploration Stage Company)

                            STATEMENT OF OPERATIONS

                                   (Unaudited)
                              Stated in US Dollars

                                                                                                                 Cumulative
                                                                                                                Period from
                                                                                                                 Inception
                                                                                                            February 21, 2001 to
                                                              Three Months Ended     Nine Months Ended       February 28, 2006
                                                                  February 28           February 28
                                                                2006       2005       2006       2005
Revenue                                                               -          -          -          -                    -

Expenses
Consulting fees                                                       -          -          -          -               54,829
Property expenditures                                                 -          -          -          -               20,000
Professional fees                                                 1,776                 7,639      2,500               35,862
Office                                                                -         55          -         55                4,287
Transfer agent fees                                                 200      1,527        577      2,194                5,129
Bank charges                                                         75         30        215        115                  647
Total Expenses                                                    2,051      1,612      8,431      4,864              120,754

Other Income                                                          -          -          -          -               45,000

Net Loss                                                         (2,051)    (1,612)    (8,431)    (4,864)             (75,754)

Net loss Per Share, basic and diluted
                                                                  (0.00)     (0.00)     (0.00)     (0.00)

Weighted Average Number of Common Shares, Outstanding, basid and diluted

                                                             11,718,818 11,718,818 11,718,818 11,718,818

The accompanying notes are an integral part of these financial statements.

                                 PATRIARCH INC.
                         (An Exploration Stage Company)

                            STATEMENT OF CASH FLOWS

                                   (Unaudited)
                              Stated in US Dollars

                                                                                                               Cumulative
                                                                                                               Period from
                                                                                                                Inception
                                                                                                          February 21, 2001 to
                                                                     Three Months     Nine Months         February 28, 2006
                                                                         Ended       Ended February
                                                                      February 28          28
                                                                      2006    2005     2006    2005
Operating Activities
Net loss for the period                                            $ (2,051)$(1,612) $(8,431)$(4,864)               $(75,754)
                                                                     (2,051) (1,612)  (8,431) (4,864)

Adjustments to Reconcile Net Loss to Net Cash Used by Operating
Activities
      Increase in promissory note receivable
     (Decrease) Increase in accounts payable and accrued
liabilities                                                               -   2,000        -   2,000                 (14,000)


                                                                          -   3,625   (2,830)   (765)                 (8,126)
                                                                     (2,051) (3,237) (11,261) (3,629)                (81,628)

Financing Activities
      Shareholder advances                                            3,000       -    3,000       -                  29,820
Common share issuances                                                    -       -        -       -                  52,565
                                                                      3,000       -    3,000       -                  82,385

Increase (Decrease) in Cash                                             949  (3,237)  (8,261) (3,629)                    757

Cash, Beginning of Period                                              (192)  8,959    9,018   9,351                       -

Cash, End of Period                                                     757   5,722      757   5,722                     757

Supplemental Disclosure of Cash Flow Information
Cash paid during the year
Interest							    $     -   $   -   $    -  $    -		           -
Income Taxes                                                        $     -   $   -   $    -  $    -                 $     -

The accompanying notes are an integral part of these financial statements.

                                 PATRIARCH INC.
                         (An Exploration Stage Company)

                      STATEMENT OF STOCKHOLDERS DEFICIENCY

        PERIOD FROM INCEPTION, FEBRUARY 21, 2001, TO FEBRUARY 2 8, 2006
                                  (Unaudited)
                              Stated in US Dollars

                                       COMMON STOCK
                                                                           Deficit
                                                                           Accumulated
                                                        Additional 	   During the
                                                        Paid-In  	   Exploration
                                   Number  Amount       Capital   	   Stage	              Total
Issuance of common stock for
cash
  Founders' shares             10,000,000  $            $          -       $            -        $
  Initial shares                1,718,818   1,000             51,393                    -    	      1,000
Net loss for the period                 -     172                  -              (35,809)           51,565
                                                -                                 (35,809)

Balance May 31, 2001           11,718,818   1,172             51,393               35,809            16,756
Net income for the year                 -       -                  -               15,723            15,723

Balance May 31, 2002           11,718,818   1,172             51,393               20,086            32,479
Net loss for the year                   -       -                  -              (16,847)          (16,847)

Balance May 31, 2003           11,718,818   1,172             51,393               36,933            15,632
Net loss for the year                   -       -                  -              (18,846)          (18,846)

Balance May 31, 2004           11,718,818   1,172             51,393               55,779            (3,214)
Net loss for the year                   -       -                  -              (11,544)          (11,544)

Balance May 31, 2005           11,718,818   1,172             51,393               67,323           (14,758)
Net loss for the year                   -       -                  -               (8,431)           (8,431)

Balance February 28, 2006      11,718,818   1,172             51,393               75,754           (23,189)

The accompanying notes are an integral part of these financial statements.

                                 PATRIARCH INC.
                         (An Exploration Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               FEBRUARY 28, 2006
                                  (Unaudited)
                             (Stated in US Dollars)

1. BASIS OF PRESENTATION

The unaudited interim financial statements as of February 28, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the May 31, 2005 audited financial statements and notes thereto.

2. NATURE OF OPERATIONS AND GOING CONCERN

a) Organization

The Company was incorporated on February 21, 2001 in the State of Delaware and is in the pre-exploration stage. The Company was formed for the purpose of acquiring exploration and development stage natural resource properties. The Company is currently seeking opportunities for profitable operations, at February 28, 2006 has a cash balance of $757.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $75,754 for the period from February 21, 2001 (inception) to

                                 PATRIARCH INC.
                         (An Exploration Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               FEBRUARY 28, 2006
                                  (Unaudited)
                             (Stated in US Dollars)

2. NATURE OF OPERATIONS AND GOING CONCERN (Continued)

c) Going Concern (Continued)

February 28, 2006, and has no sales. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and, ultimately, to attain profitable operations.

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

4. RELATED PARTY TRANSACTIONS
A shareholder, a director and the president of the Company have advanced funds to the Company in the way of a non-interest bearing demand loan for the Company to fulfill its operating obligations. Advances due to the shareholder at February 28, 2006 amount to $29,820.

5. EXPLORATION EXPENDITURES

The Company entered into an option agreement, as amended on October 8, 2003, with Klondike Bay Resources ("Klondike"), an Ontario company, whereby

                                 PATRIARCH INC.
                         (An Exploration Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               FEBRUARY 28, 2006
                                  (Unaudited)
                             (Stated in US Dollars)

5. EXPLORATION EXPENDITURES (Continued)

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

As of February 28, 2006, the Company incurred $9,500 on exploration expenditures pursuant to the terms of this agreement.

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

RESULTS OF OPERATIONS FOR PERIOD ENDING FEBRUARY 28, 2006

We did not earn any revenues from operations during the nine-month period ended February 28, 2006. Our activities have been financed from the proceeds of share subscriptions. We do not anticipate earning revenues in the foreseeable future.

We incurred a net loss of $8,431 in the nine-month period ended February 28, 2006, as compared to a net loss of $4,864 in the comparative period in fiscal 2005. The increase in net loss in the present fiscal year is due to an increase in professional fees (from $2,500 in fiscal 2005 to $7,639 in fiscal 2006). In the nine-month period ended February 28, 2006, we incurred $7,639 in professional fees, $577 in transfer agent fees and $215 in bank charges.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt that we will be able to continue as a going concern.

At February 28, 2006, we had cash on hand of $757 and a promissory note receivable of $14,000 from our former consultant. Our former consultant has paid us $31,000 of the $45,000 due and owing to us.

Our liabilities at February 28, 2006 consisted of a non-interest bearing, demand loan of $29,820 from Strato Malamas, our president, and accounts payable and accrued liabilities totalling $8,126.

ITEM 3 CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarter ended February 28, 2006. This evaluation was conducted with the participation of Mr. Strato Malamas, our chief executive officer and our principal accounting officer.

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

CONCLUSIONS

Based upon his evaluation of our controls, Mr. Malamas, our chief executive officer and principal accounting officer, has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

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

During the nine-month period ended February 28, 2006, we did not file any current reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  April 12, 2006

Patriarch Inc.


/s/ Strato Malamas
------------------------------
Strato Malamas, President