Form 10KSB
period 2006-05-31
PATRIARCH INC
filed 2006-08-29
CIK 1162895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2006

[  ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

PATRIARCH, INC.

 (Name of small business in its charter)

Delaware	333-97201	98-0360062
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

4526 Underwood Avenue North Vancouver, British Columbia, Canada V7K 2S2
(Address of principal executive offices)

Issuer's telephone number: (604) 961-8878

Securities registered under Section 12(b) of the Act:

Title of each class

N/A

Securities registered under Section 12(g) of the Act:

Common Stock

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge,

in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes X   No __

State issuer’s revenue for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked priced of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act): $109,915 as of May 31, 2006.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Applicable only to corporate registrants): State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,718,818 shares of common stock as at May 31, 2006.

PATRIARCH, INC.

2006 ANNUAL REPORT ON FORM 10-KSB

INDEX

DISCLAIMER REGARDING FORWARD LOOKING STATEMENTS

4

PART I

5

ITEM 1.

DESCRIPTION OF BUSINESS

5

ITEM 2.

DESCRIPTION OF PROPERTY

6

ITEM 3.

LEGAL PROCEEDINGS

7

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

7

PART II

7

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

7

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

8

ITEM 7.     FINANCIAL STATEMENTS

9

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  22

ITEM 8A.   CONTROLS AND PROCEDURES

22

ITEM 8B.    OTHER INFORMATION

22

PART III

23

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT  23

ITEM 10.         EXECUTIVE COMPENSATION

24

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

24

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

25

ITEM 13.

EXHIBITS

25

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

25

SIGNATURES

27

DISCLAIMER REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this report which are not statements of historical fact are what are known as "forward-looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "hopes," "seeks," "anticipates," "expects," and the like, often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to our present and future operations, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. In evaluating these forward-looking statements, you should consider various factors, including those described in this report under the heading "Risk Factors" beginning on page 5. These and other factors may cause our actual results to differ materially from any forward- looking statement.  We caution you not to place undue reliance on these forward-looking statements.  Although we base these forward-looking statements on our expectations, assumptions, and projections about future events, actual events and results may differ materially, and our expectations, assumptions, and projections may prove to be inaccurate. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions. We can give no assurance that such expectations will prove to be correct. Should any one or more of such risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described in this Form 10-KSB. There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur. We are under no duty to update any of the forward-looking statements after the date of this Form 10-KSB.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

In General

We commenced operations as an exploration stage company. During the fiscal year that ended on May 31, 2005, we held the option to acquire a 90% interest in a mineral claim situated in the Province of Ontario, Canada known as the Manchester South property. We acquired our interest in the Manchester South Property pursuant to an agreement dated March 6, 2002, as amended on October 8, 2003 between Terry Loney, doing business as Klondike Bay Resources, and us.

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

(B)

Incurred an aggregate of $200,000 of property exploration expenditures on the Manchester South Property within the following periods:

(1) $25,000 on or before December 31, 2004; and

(2) A further $175,000 on or before December 31, 2005.

Due to our inability to raise sufficient funds to conduct exploration on the Manchester South property in order to meet the exploration expenditure requirements of the option agreement with Klondike Bay Resources, we were unable to exercise the option and our right to acquire an interest in the property was terminated. Accordingly, as of May 31, 2006, we have no interest in the Manchester South property.  Management intends to review other potential resource and non-resource assets for acquisition.

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

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to complete any acquisition of a business interest and fund its future development. As of May 31, 2006, we had cash in the amount of $1,840. We currently do not have any operations and we have no income. We will reacquire additional funds to review, acquire and develop business assets. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required.

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

WE NEED TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS IS TO SUCCEED.

The Independent Public Accounting Firm's Report to our audited financial statements for the period ended May 31, 2006 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. These factors include our net loss of $77,671 from inception on February 21, 2001 to May 31, 2006 and negative cash flows since inception. If we are not able to continue as a going concern, it is likely investors will lose their investments.

BECAUSE OUR PRESIDENT, MR. STRATO MALAMAS, OWNS 68.74% OF OUR OUTSTANDING COMMON STOCK, HE MAY MAKE AND CONTROL CORPORATE DECISIONS THAT MAY DIFFER FROM THE INTERESTS OF OUR OTHER SHAREHOLDERS.

Mr. Strato Malamas, our president, owns 68.74% of the outstanding shares of our common stock. Accordingly, he will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Malamas differ from, and are adverse to, the interests of the other stockholders.

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

ITEM 2.

DESCRIPTION OF PROPERTY

Our executive offices are located at 4526 Underwood Avenue, North Vancouver, British Columbia, Canada. Mr. Strato Malamas, our president, provides this office space to us free of charge.

ITEM 3.

LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is currently traded on the Over the Counter, Bulletin Board (“OTCBB”) under the symbol “PRRH”. The stock has been trading on the OTCBB since December 22, 2004.  The following table sets forth the Company's high and low closing prices for the Company's common stock as reported on the Bulletin Board for the periods indicated.

Fiscal Year Ending May 31, 2006	High ($)	Low ($)
First Quarter – August 31, 2005	.70	.70
Second Quarter – November 30, 2005	2	2
Third Quarter – February 28, 2006	1.45	1.01
Fourth Quarter – May 31, 2006	1	1

Fiscal Year Ending May 31, 2005	High ($)	Low ($)
First Quarter – August 31, 2004	Na	Na
Second Quarter – November 30, 2004	Na	Na
Third Quarter – February 28, 2005	.40	.40
Fourth Quarter – May 31, 2005	.40	.40

The prices presented are bid prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the dealer. The prices may not reflect actual transactions.

As of May 31, 2006, there were approximately 42 shareholders of record of the Company’s common stock.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Delaware General Corporation Law (the “DGCL”), however, does prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.

We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Our plan of operation for the twelve months following the date of this annual report is to review and consider alternative asset acquisition opportunities. We anticipate that the review of various resource property acquisition opportunities will cost approximately $5,000. As well, we anticipate spending an additional $15,000 on administrative costs, including professional and other fees payable in connection with complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be $20,000.

The Company, as of May 31, 2006, had $1,840 in cash in the Company account.  Although he has made no formal commitment, it is anticipated that any future capital requirements for the above mentioned expenditures will be funded by the president of the Company on a shareholder’s loan basis.

Results Of Operations

References in the discussion below to 2006 are to our current fiscal year ended May 31, 2006, while references to 2005 are to our fiscal year ended May 31, 2005.

Year ended May 31, 2006 compared to the year ended May 31, 2005

Revenues

We have not earned any revenues from operations from our incorporation on February 21, 2001 to May 31, 2006. Our activities have been financed from the proceeds of share subscriptions. We do not anticipate earning revenues until such time as we have acquired an interest in a significant asset, of which there is no assurance.

Loss

We incurred a net loss of $10,348 in our fiscal year ended May 31, 2006, as compared to a net loss of $11,544 in fiscal 2005. We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt that we will be able to continue as a going concern.

Capital Resources

At May 31, 2006, we had assets recorded at $15,840 consisting of cash of $1,840 and a note receivable of $14,000 from our former consultant. Our former consultant has paid us $31,000 of the $45,000 due and owing to us.

Liabilities

Our liabilities at May 31, 2006 totaled $40,946 and consisted of a non-interest bearing, demand loan of $32,820 from Strato Malamas, our president, and accounts payable totaling $8,126.

ITEM 7.

FINANCIAL STATEMENTS

See the following pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of

Patriarch Inc.

(An Exploration Stage Company)

We have audited the accompanying balance sheets of Patriarch Inc. (an exploration stage company) as at May 31, 2006 and 2005, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the two years in the period ended May 31, 2006, and for the cumulative period from inception, February 21, 2001, to May 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at May 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2006, and for the cumulative period from inception, February 21, 2001, to May 31, 2006, in conformity with United States generally accepted accounting principles.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has negative cash flows, has a stockholders’ deficiency and is dependent upon obtaining adequate financing to fulfill its activities.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada

“Morgan& Company”

August 4, 2006

Chartered Accountants

PATRIARCH INC.

(An Exploration Stage Company)

BALANCE SHEETS

(Stated in US Dollars)

	MAY 31
	2006	2005

ASSETS

Current
Cash	$1,840	$9,018
Note receivable (Note 4)	14,000	14,000

	$15,840	$23,018

LIABILITIES

Current
Accounts payable and accrued liabilities	$8,126	$10,956
Due to shareholder (Note 5)	32,820	26,820
	40,946	37,776

STOCKHOLDERS’ DEFICIENCY

Common Stock
Authorized:
100,000,000 common shares, par value $0.0001

Issued and outstanding:
11,718,818 common shares at May 31, 2006 and 2005	1,172	1,172

Additional paid-in capital	51,393	51,393

Deficit Accumulated During The Exploration Stage	(77,671)	(67,323)
	(25,106)	(14,758)

	$15,840	$23,018

The accompanying notes are an integral part of these financial statements

PATRIARCH INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Stated in US Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			FEBRUARY 21
	YEARS ENDED		2001 TO
	MAY 31		MAY 31
	2006	2005	2006

Revenue	$-	$-	$-

Expenses
Consulting fees	-	-	9,829
Property expenditures	-	-	20,000
Professional fees	9,334	8,475	37,557
Office	-	1,627	4,287
Transfer agent fees	727	1,292	5,279
Bank charges	287	150	719

Net Loss For The Period	$(10,348)	$(11,544)	$(77,671)

Net Loss Per Share, basic and diluted	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares Outstanding, basic and diluted	11,718,818	11,718,818

The accompanying notes are an integral part of these financial statements

PATRIARCH INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			FEBRUARY 21
	YEARS ENDED		2001 TO
	MAY 31		MAY 31
	2006	2005	2006

Cash Provided By (Used For) Operating Activities
Net loss for the period	$(10,348)	$(11,544)	$(77,671)

Change in non-cash working capital items:
(Increase) decrease in promissory note receivable	-	6,000	(14,000)
(Decrease) increase in accounts payable and accrued liabilities	(2,830)	5,211	8,126
	(13,178)	(333)	(83,545)

Cash Provided By (Used For) Financing Activities
Shareholder advances	6,000	-	32,820
Common stock issuances	-	-	52,565
	6,000	-	85,385

Increase (Decrease) In Cash	(7,178)	(333)	1,840

Cash, Beginning Of Period	9,018	9,351	-

Cash, End Of Period	$1,840	$9,018	$1,840

Supplemental Disclosure Of Cash Flow Information
Cash paid during the year
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

PATRIARCH INC.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

PERIOD FROM INCEPTION, FEBRUARY 21, 2001, TO MAY 31, 2006

(Stated in US Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	EXPLORATION
	NUMBER	AMOUNT	CAPITAL	STAGE	TOTAL

Issuance of common stock for cash
Founders’ shares	10,000,000	$1,000	$-	$-	$1,000
Initial shares	1,718,818	172	51,393	-	51,565
Net loss for the period	-	-	-	(35,809)	(35,809)

Balance, May 31, 2001	11,718,818	1,172	51,393	(35,809)	16,756

Net income for the year	-	-	-	15,723	15,723

Balance, May 31, 2002	11,718,818	1,172	51,393	(20,086)	32,479

Net loss for the year	-	-	-	(16,847)	(16,847)

Balance, May 31, 2003	11,718,818	1,172	51,393	(36,933)	15,632

Net loss for the year	-	-	-	(18,846)	(18,846)

Balance, May 31, 2004	11,718,818	1,172	51,393	(55,779)	(3,214)

Net loss for the year	-	-	-	(11,544)	(11,544)

Balance, May 31, 2005	11,718,818	1,172	51,393	(67,323)	(14,758)

Net loss for the year	-	-	-	(10,348)	(10,348)

Balance, May 31, 2006	11,718,818	$1,172	$51,393	$(77,671)	$(25,106)

The accompanying notes are an integral part of these financial statements

PATRIARCH INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2006 AND 2005

1.

ORGANIZATION AND NATURE OF OPERATIONS

The Company was incorporated on February 21, 2001 in the State of Delaware and is in the pre-exploration stage.  The Company was formed for the purpose of acquiring exploration and development stage natural resource properties.  The Company is currently seeking opportunities for profitable operations.

2.

GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Company has incurred a net loss of $77,671 for the period from February 21, 2001 (inception) to May 31, 2006, and has no sales.  The Company's ability to continue as a going concern is dependent upon the continued financial support of its controlling shareholder, which has been confirmed by the controlling shareholder, its ability to generate sufficient cash flow to meet its obligations on a timely basis and, ultimately, to attain cash flow from profitable operations.

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

3.

SIGNIFICANT ACCOUNTING POLICIES

a)

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At May 31, 2006, the Company had no cash equivalents.

PATRIARCH INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2006 AND 2005

3.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

c)

Basic and Diluted Net Loss Per Share

The Company computes basic loss per share in accordance with SFAS No. 128 – “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of common stock outstanding during the periods.  Diluted loss per share is computed using the weighted average number of common and potentially dilative common stock outstanding during the period.  As the Company generated net losses in each of the periods presented, the basic and diluted loss per share is the same as any exercise of options or warrants would anti-dilutive.

d)

Financial Instruments

The Company’s financial instruments consist of cash, note receivable, accounts payable and accrued liabilities, and amount due to a shareholder.  It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments, and the carrying amounts of these financial instruments approximate their fair values at the balance sheet dates.

PATRIARCH INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2006 AND 2005

3.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

f)

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 – “Accounting for Income Taxes” (SFAS 109).  This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes.  If it is more likely than not that some portion of all of a deferred tax asset will not be realized, a valuation allowance is recognized.

g)

Stock Based Compensation

The Company accounts for stock based employee and director compensation arrangements in accordance with provisions of SFAS No. 123 – “Accounting for Stock Based Compensation”.  Stock based compensation arrangements are recorded at fair value as the services are provided and the compensation earned.  No stock options have been granted since inception.

h)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

PATRIARCH INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2006 AND 2005

4.

NOTE RECEIVABLE

At May 31, 2001, the Company was committed to pay $59,000 to an independent consultant to take the Company public.  As at May 31, 2002, the Company had paid $45,000 of which $10,000 was paid during the period ended May 31, 2002, and $35,000 was paid during the period ended May 31, 2001.  The contract was terminated during the period ended May 31, 2002 and the consultant agreed to repay the Company $45,000.  A total of $31,000 has been repaid as of May 31, 2006.  The promissory note receivable is due on demand, is expected to be repaid in the year ending May 31, 2007, and bears no interest.

5.

DUE TO SHAREHOLDER

Advances from a shareholder, director, and the president of the Company (the “controlling shareholder”) are unsecured non-interest bearing loans and have no specific terms on repayment.  Advances due to this individual at May 31, 2006 amount to $32,820 (2005 - $26,820).

6.

INCOME TAXES

	2006	2005

Future potential tax asset
Approximate net operating losses	$78,000	$67,000
Approximate tax rate	35%	35%
	37,300	23,450
Valuation allowance	(37,300)	(23,450)

	$-	$-

The valuation allowance reflects the Company’s estimate as at May 31, 2006 and 2005 that the tax assets will more likely than not will not be realized.

The Company has net operating losses that expire between 2022 and 2025.

PATRIARCH INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2006 AND 2005

7.

EXPLORATION EXPENDITURES

The Company entered into an option agreement, as amended on October 8, 2003, with Klondike Bay Resources (“Klondike”), an Ontario company, whereby the Company has the exclusive right and option to an undivided 90% right, title and interest in and to the Manchester South property claims (the “Option”) located in the Sudbury Mining District, Ontario, Canada, for total consideration consisting of a 1% net smelter return, cash payments to the Optionor totaling US$7,500, and the incurrence of property expenditures totaling US$200,000 to be made as follows:

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

As of May 31, 2005, the Company had incurred $9,500 on exploration expenditures pursuant to the terms of this agreement.

In 2005, the Company abandoned its interest in the property.

8.

   RECENT ACCOUNTING PRONOUNCEMENTS

a)

The FASB issued FASB Interpretation No. (“FIN”) 47 – “Accounting for Conditional Asset Retirement Obligations” in March 2005.  FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated.  This interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005.  The Company does not expect this guidance to have a material impact on its financial statements.

b)

In November 2005, the FASB issued Staff Position No. FAS 115-1 – “The Meeting of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”).  FSP 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements.  FSP 115-1 is effective for reporting periods beginning

PATRIARCH INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2006 AND 2005

8.

RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

after December 15, 2005, and earlier application is permitted.  The Company has determined that the adoption of FSP 115-1 does not have an impact on its result of operations or financial position.

c)

In March 2005, the Emerging Issue Task Force issued EITF Issue 04-6 – “Accounting for Stripping Costs in the Mining Industry (“EITF Issue 04-6”), stating that post-production stripping costs are a component of mineral inventory costs subject to the provisions of the American Institute of Certified Public Accountants Accounting Research Bulletin No. 43 – “Restatement and Revision of Accounting Research Bulletins, Chapter 4, “Inventory Pricing”, (“ARB No. 43”).  Based upon this statement, post production stripping costs are considered as costs of the extracted minerals under a full absorption costing system and are recognized as a component of inventory to be recognized in costs of coal sales in the same period as the revenue from the sale of the inventory.  In addition, capitalization of such costs would be appropriate only to the extent inventory exists at the end of a reporting period.  The provisions will be effective for financial statements issued for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted.  The Company has determined that the adoption of EITF Issue 04-6 does not have an impact on its results of operations or financial position since the Company is still in the exploration stage and has not yet realized any revenues from its operations.

d)

On March 31, 2004, the EITF issued EITF 04-3, “Mining Assets’ Impairment and Business Combinations” (“EITF 04-3”) which concluded that entities should generally include values in mining properties beyond proven and probable reserves and the effects of anticipated fluctuations in the future market price of minerals in determining the fair value of mining assets.  The Company has determined that the adoption of this EITF does not have an impact on the Company’s results of operations or financial position.

e)

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123 (revised 2004)”), “Share-Based Payment”.  This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements.  The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees.  The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions.  The Statement replaces FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for

PATRIARCH INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2006 AND 2005

RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

f)

Stock Issued to Employees”.  The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2007.  The Company has determined that the adoption of SFAS 123 (revised 2004) does not have an impact on its results of operations or financial position.

g)

In November 31, 2004, FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs”.  The adoption of SFAS 151 does not have an impact on the Company’s results of operations or financial position.

h)

In December 2004, FASB issued Statement of Financial Accounting Standards No. 153

(“SFAS 153”), “Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29”. The Company has determined that the adoption of SFAS 153 does not have an impact on the Company’s results of operations or financial position.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 8A.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2006 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the year covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

ITEM 8B.         OTHER INFORMATION

Not Applicable

PART III

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers currently serving the Company are as follows:

Name	Age	Director/Officer Since	Position(s) Held

Strato Malamas	47	February 21, 2001	President, Chief Executive Officer, Secretary, Treasurer, Principal Accounting officer and Director

The Company's executive officers are elected annually by the Board of Directors. The Directors serve one year terms or until their successors are elected. The Company has not had standing audit, nominating or compensation committees of the Board of Directors or committees performing similar functions. All such applicable functions have been performed by the Board of Directors as a whole. The Company anticipates establishing such committees in the near future. During the fiscal year ended May 31, 2006, the Board of Directors held no formal meetings. There are no family relationships among any of the Directors, nominees or executive officers. Other than its officers, the Company currently has no other significant employees.

Biographical Information of Directors and Executive Officers:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership and changes in ownership of our common stock and other equity securities. Executive officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based upon the review of copies of such reports, we believe that during the fiscal year ended May 31, 2006 all such filing requirements applicable to our officers, directors, and beneficial owners were complied with.  However, as disclosed in previous reports, Strato Malamas, our sole officer and director, failed to file an Initial Statement of Beneficial Ownership on Form 3, in 2001.

Code of Ethics

The Company has not yet adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company currently has no plans to adopt a revised code of ethics that meets the definition of a "code of ethics" under applicable SEC regulations.

ITEM 10.         EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended May 31, 2006.

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awarded(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All other compensation ($)
Strato Malamas – President/Secretary/Treasurer	2006	0	0	0	0	0	0	0
Strato Malamas – President/Secretary/Treasurer	2005	0	0	0	0	0	0	0
Strato Malamas – President/Secretary/Treasurer	2004	0	0	0	0	0	0	0

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock at May 31, 2006 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common	Strato Malamas (1) 4526 Underwood Avenue North Vancouver British Columbia, Canada	8,055,000	68.7%

	All Directors and Executive Officers (1 person)	8,055,000	68.7%

(1) The person listed is an executive officer and director of the Company.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our president, Mr. Strato Malamas, has advanced funds to us by way of a non-interest bearing demand loan in order for us to fulfill our operating obligations. As at May 31, 2006, these amounts total $32,820.

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

ITEM 13.

EXHIBITS

3.1

Articles of Incorporation (incorporated by reference from our Form SB-2 that was filed with the commission on July 26, 2002).

3.2

By-Laws (incorporated by reference from our Form SB-2 that was filed with the commission on July 26, 2002).

31.1

Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) The aggregate fees billed by Morgan & Company, Chartered Accountants, for audit of the Company's annual financial statements were $ 7,000 for the fiscal year ended May 31, 2006, and $2,675 for the fiscal year ended May 31, 2005. The aggregate fees billed by Morgan & Company for review of the Company's financial statements included in its quarterly reports on Form 10-QSB were $3,331 during the period ended May 31, 2006 and $600 during the period ended May 31, 2005.

(2) Morgan & Company billed the Company $3,331 and $ 600 respectively, for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal years ending May 31, 2006 and May 31, 2005.

Tax Fees

(3) The aggregate fees billed by Morgan & Company for tax compliance, tax advice and tax planning were $0 for the fiscal year ended 2006 and $0 for the fiscal year ended 2005.

All Other Fees

(4) Morgan & Company did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2006 and 2005.

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Our audit committee's policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services,

Project-based services and routine consultations. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. Our audit committee approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATRIARCH, INC.

By: /s/ Strato Malamas

President, CEO, Principal Accounting Officer & Director

Date:  August 29, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

PATRIARCH, INC.

By: /s/ Strato Malamas

President, CEO, Principal Accounting Officer & Director

Date:  August 29, 2006