Form 10QSB
period 2006-08-31
PATRIARCH INC
filed 2006-10-11
CIK 1162895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2006

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

PATRIARCH, INC.

(Name of small business in its charter)

Delaware	333-97201	98-0360062
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

4526 Underwood Avenue North Vancouver, British Columbia, Canada	V7K 2S2
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (604) 961-8878

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No ____

Applicable only to issuers involved in bankruptcy proceedings during the past five years:

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes X   No ____

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,718,818 at October 9, 2006.

Transitional Small Business Disclosure Format (Check one):  Yes __ No X

PATRIARCH INC.

(An Exploration Stage Company)

FIRST QUARTER FINANCIAL STATEMENTS

AUGUST 31, 2006

(Unaudited)

(Stated in US Dollars)

INDEX

Page

BALANCE SHEETS

3

STATEMENTS OF OPERATIONS

4

STATEMENTS OF CASH FLOWS

5

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

6

NOTES TO FINANCIAL STATEMENTS

7

PATRIARCH INC.

(An Exploration Stage Company)

BALANCE SHEETS

(Unaudited)

(Stated in US Dollars)

	AUGUST 31	MAY 31
	2006	2006

ASSETS

Current
Cash	$1,615	$1,840
Note receivable (Note 3)	14,000	14,000

	$15,615	$15,840

LIABILITIES

Current
Accounts payable and accrued liabilities	$12,320	$8,126
Due to shareholder (Note 4)	32,820	32,820
	45,140	40,946

STOCKHOLDERS’ DEFICIENCY

Common Stock
Authorized:
100,000,000 common shares, par value $0.0001

Issued and outstanding:
11,718,818 common shares	1,172	1,172

Additional paid-in capital	51,393	51,393

Deficit Accumulated During The Exploration Stage	(82,090)	(77,671)
Total Stockholders’ Deficiency	(29,525)	(25,106)

	$15,615	$15,840

The accompanying notes are an integral part of these financial statements

PATRIARCH INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

(Stated in US Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			FEBRUARY 21
	THREE MONTHS ENDED		2001 TO
	AUGUST 31		AUGUST 31
	2006	2005	2006

Expenses
Bank charges	$70	$95	$789
Consulting fees	-	-	9,829
Exploration expenditures	-	-	20,000
Office	-	-	4,287
Professional fees	4,349	1,148	41,906
Transfer agent fees	-	172	5,279

Net Loss For The Period	$(4,419)	$(1,415)	$(82,090)

Net Loss Per Share, basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares Outstanding, basic and diluted	11,718,818	11,718,818	11,718,818

The accompanying notes are an integral part of these financial statements

PATRIARCH INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

(Stated in US Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			FEBRUARY 21
	THREE MONTHS ENDED		2001 TO
	AUGUST 31		AUGUST 31
	2006	2005	2006

Cash (Used For) Provided By Operating Activities
Net loss for the period	$(4,419)	$(1,415)	$(82,090)

Change in non-cash working capital items:
Increase in note receivable	-	-	(14,000)
Increase (decrease) in accounts payable and accrued liabilities	4,194	(2,830)	12,320
	(225)	(4,245)	(83,770)

Cash (Used For) Provided By Financing Activities
Shareholder advances	-	-	32,820
Common stock issuances	-	-	52,565
	-	-	85,385

(Decrease) Increase In Cash	(225)	(4,245)	1,615

Cash, Beginning Of Period	1,840	9,018	-

Cash, End Of Period	$1,615	$4,773	$1,615

Supplemental Disclosure Of Cash Flow Information
Cash paid during the year
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

PATRIARCH INC.

(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

PERIOD FROM INCEPTION, FEBRUARY 21, 2001, TO AUGUST 31, 2006

(Unaudited)

(Stated in US Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	EXPLORATION
	NUMBER	AMOUNT	CAPITAL	STAGE	TOTAL

Issuance of common stock for cash
Founders’ shares	10,000,000	$1,000	$-	$-	$1,000
Initial shares	1,718,818	172	51,393	-	51,565
Net loss for the period	-	-	-	(35,809)	(35,809)

Balance, May 31, 2001	11,718,818	1,172	51,393	(35,809)	16,756

Net income for the year	-	-	-	15,723	15,723

Balance, May 31, 2002	11,718,818	1,172	51,393	(20,086)	32,479

Net loss for the year	-	-	-	(16,847)	(16,847)

Balance, May 31, 2003	11,718,818	1,172	51,393	(36,933)	15,632

Net loss for the year	-	-	-	(18,846)	(18,846)

Balance, May 31, 2004	11,718,818	1,172	51,393	(55,779)	(3,214)

Net loss for the year	-	-	-	(11,544)	(11,544)

Balance, May 31, 2005	11,718,818	1,172	51,393	(67,323)	(14,758)

Net loss for the year	-	-	-	(10,348)	(10,348)

Balance, May 31, 2006	11,718,818	1,172	51,393	(77,671)	(25,106)

Net loss for the year	11,718,818			(4,419)	(4,419)

Balance, August 31, 2006	11,718,818	$1,172	$51,393	$(82,090)	$(29,525)

The accompanying notes are an integral part of these financial statements

PATRIARCH INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2006

(Unaudited)

(Stated in US Dollars)

1.  BASIS OF PRESENTATION

The unaudited interim financial statements as of August 31, 2006 included herein have been prepared without audited pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these financial statements be read in conjunction with the May 31, 2006 audited financial statements and notes thereto.

2.  NATURE OF OPERATIONS AND GOING CONCERN

a)  Organization

The Company was incorporated on February 21, 2001 in the State of Delaware and is in the pre-exploration stage.  The Company was formed for the purpose of acquiring exploration and development stage natural resource properties.

b)  Exploration Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations.  The Company is currently seeking opportunities for profitable operations.

c) Going Concern

The Company’s interim financial statements have been prepared on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Company has incurred a net loss of $82,090 for the period from February 21, 2001 (inception) to August 31, 2006, and has no revenue.  The Company's ability to continue as a going concern is dependent upon the continued financial support of its controlling shareholder, which has been confirmed by the controlling shareholder, its ability to generate sufficient cash flow to meet its obligations on a timely basis and, ultimately, to attain cash flow from profitable operations.

PATRIARCH INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2006

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

3.  NOTE RECEIVABLE

At May 31, 2001, the Company was committed to pay $59,000 to an independent consultant to take the Company public.  As at May 31, 2002, the Company had paid $45,000 of which $10,000 was paid during the period ended May 31, 2002, and $35,000 was paid during the period ended May 31, 2001.  The contract was terminated during the period ended May 31, 2002 and the consultant agreed to repay the Company $45,000.  A total of $31,000 has been repaid as of August 31, 2006.  The promissory note receivable is due on demand, is expected to be repaid in the year ending May 31, 2007, and bears no interest.

4.  RELATED PARTY TRANSACTIONS

A shareholder, a director and the president of the Company have advanced funds to the Company in the way of a non-interest bearing demand loan for the Company to fulfill its operating obligations.  Advances due to the shareholder at August 31, 2006 and May 31, 2006 amount to $32,820.

PATRIARCH INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2006

(Unaudited)

(Stated in US Dollars)

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report are what are known as "forward-looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "hopes," "seeks," "anticipates," "expects," and the like, often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to our present and future operations, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. In evaluating these forward-looking statements, you should consider various factors that may cause our actual results to differ materially from any forward- looking statement.  We caution you not to place undue reliance on these forward-looking statements.  Although we base these forward-looking statements on our expectations, assumptions, and projections about future events, actual events and results may differ materially, and our expectations, assumptions, and projections may prove to be inaccurate. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions. We can give no assurance that such expectations will prove to be correct. Should any one or more of such risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described in this Form 10-QSB. There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur. We are under no duty to update any of the forward-looking statements after the date of this Form 10-QSB.

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

Results Of Operations

Three-month period ended August 31, 2006 compared to the three-month period ended August 31, 2005

Revenues

We have not earned any revenues from operations from our incorporation on February 21, 2001 through August 31, 2006. Our activities have been financed from the proceeds of share subscriptions. We do not anticipate earning revenues until such time as we have acquired an interest in a significant asset, of which there is no assurance.

Expenses

Net loss for the three month period ended August 31, 2006 increased to $4,419, compared to $1,415 for the three month period ended August 31, 2005.  Bank charges decreased from $95 during the three month period ended August 31, 2005 to $70 for the three month period ended August 31, 2006.  Professional fees increased from $1,148 for the three month period ended August 31, 2005 to $4,349 for the three month period ended August 31, 2006.  The increase in professional fees was due to increased legal and accounting fees.

Loss

We had a net loss of $4,419 for the three-month period ended August 31, 2006 compared to a net loss of $1,415 for the three-month period ended August 31, 2005.  The increased loss was due to an increase in expenses, as discussed above.  We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.

Capital Resources

As of August 31, 2006, we had current assets of $15,615, consisting of $1,615 in cash and a note receivable of $14,000 from our former consultant.  Our former consultant has paid us $31,000 of the $45,000 due and owing to us.

Liabilities

As of August 31, 2006, we had liabilities of $45,140, consisting of accounts payable and accrued liabilities of $12,320 and a non-interest bearing, demand loan from Strato Malamas, our president, of $32,820.

ITEM 3.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the period ended August 31, 2006. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are designed to be effective and are effective in providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.

There were no changes in our internal controls that occurred during the year covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II - OTHER INFORMATION

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

The following exhibits are filed in reference:

3.1

Articles of Incorporation (incorporated by reference from our Form SB-2 that was filed with the commission on July 26, 2002).

3.2

By-Laws (incorporated by reference from our Form SB-2 that was filed with the commission on July 26, 2002).

31.1

Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2

Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Patriarch, Inc.

By: /s/ Strato Malamas

President, CEO, Principal Accounting Officer & Director

Date:  October 11, 2006