Form 10QSB
period 2006-11-30
KAL ENERGY INC
filed 2007-01-16
CIK 1162895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended November 30, 2006

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

KAL Energy, INC.

(Formerly Patriarch, Inc.)

(Name of small business in its charter)

Delaware	333-97201	98-0360062
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

Suite # 206-595 Howe Street Vancouver, BC	V6C 2T5
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (604) 961-8878

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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,718,818 at November 30, 2006.

Transitional Small Business Disclosure Format (Check one):  Yes __ No X

KAL ENERGY, INC.

(formerly PATRIARCH INC.)

(An Exploration Stage Company)

SECOND QUARTER FINANCIAL STATEMENTS

NOVEMBER 30, 2006

(Unaudited)

(Stated in US Dollars)

INDEX

Page

BALANCE SHEETS

3

STATEMENTS OF OPERATIONS

4

STATEMENTS OF CASH FLOWS

5

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

6

NOTES TO FINANCIAL STATEMENTS

7

KAL ENERGY, INC.

(formerly PATRIARCH INC.)

 (An Exploration Stage Company)

BALANCE SHEETS

(Unaudited)

(Stated in US Dollars)

	NOVEMBER 30	MAY 31
	2006	2006

ASSETS

Current
Cash	$11,123	$ 1,840
Loan receivable	90,000	-
Note receivable	14,000	14,000

Total Assets	$115,123	$ 15,840

LIABILITIES

Current
Accounts payable and accrued liabilities	$12,946	$ 8,126
Due to a shareholder	42,820	32,820
	55,766	40,946

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common Stock
Authorized:
100,000,000 voting common shares, par value $0.0001

Issued and outstanding:
11,843,818 common shares	1,184	1,172

Additional paid-in capital	151,381	51,393

Deficit Accumulated During The Exploration Stage	(93,208)	(77,671)
Total Stockholders' Equity (Deficiency)	59,357	(25,106)

Total Liabilities and Stockholders' Equity (Deficiency)	$115,123	$ 15,840
The accompanying notes are an integral part of these financial statements

KAL ENERGY, INC.

(formerly PATRIARCH INC.)

 (An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

(Stated in US Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					FEBRUARY 21
	THREE MONTHS ENDED		SIX MONTHS ENDED		2001 TO
	NOVEMBER 30		NOVEMBER 30		NOVEMBER 30
	2006	2005	2006	2005	2006

Revenue	$ -	$ -	$ -	$ -	$ -

Expenses
Consulting fees	-	-	-	-	9,829
Property expenditures	-	-	-	-	20,000
Professional fees	10,628	4,715	14,977	5,863	52,534
Office	-	-	-	-	4,287
Transfer agent fees	364	205	364	377	5,643
Bank charges	126	45	196	140	915
Total Expenses	11,118	4,965	15,537	6,380	93,208

Net Loss	$ (11,118)	$ (4,965)	$ (15,537)	$ (6,380)	$ (93,208)

Net Loss Per Common Share, basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number Of Common Shares Outstanding

	11,732,554	11,718,818	11,725,649	11,718,818
The accompanying notes are an integral part of these financial statements

KAL ENERGY, INC.

(formerly PATRIARCH INC.)

 (An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

(Stated in US Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					FEBRUARY 21
	THREE MONTHS ENDED		SIX MONTHS ENDED		2001 TO
	NOVEMBER 30		NOVEMBER 30		NOVEMBER 30
	2006	2005	2006	2005	2006

Operating Activities
Net loss for the period	$ (11,118)	$ (4,965)	$ (15,537)	$ (6,380)	$ (93,214)

Change in non-cash working capital items:
Increase in note receivable	-	-	-	-	(14,000)
Loan to Thatcher Mining Pte. Ltd.	(90,000)	-	(90,000)	-	(90,000)
Increase (Decrease) in accounts . payable and accrued liabilities	626	-	4,820	(2,830)	12,952
	(100,492)	(4,965)	(100,717)	(9,210)	(184,262)

Financing Activities
Shareholder advances	10,000	-	10,000	-	42,820
Common stock issuances	100,000	-	100,000	-	152,565
	110,000	-	110,000	-	195,385

Increase (Decrease) In Cash	9,508	(4,965)	9,283	(9,210)	11,123

Cash, Beginning Of Period	1,615	4,773	1,840	9,018	-

Cash, End Of Period	$ 11,123	$ (192)	$ 11,123	$ (192)	$ 11,123

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period
Interest	$ -	$ -	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -	$ -	$ -
The accompanying notes are an integral part of these financial statements

KAL ENERGY, INC.

(formerly PATRIARCH INC.)

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM INCEPTION, FEBRUARY 21, 2001, TO NOVEMBER 30, 2006

(Unaudited)

(Stated in US Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	EXPLORATION
	NUMBER	AMOUNT	CAPITAL	STAGE	TOTAL
Issuance of common stock for cash
Founders’ shares	10,000,000	$ 1,000	$ -	$ -	$ 1,000
Initial shares	1,718,818	172	51,393	-	51,565
Net loss for the period	-	-	-	(35,809)	(35,809)

Balance, May 31, 2001	11,718,818	1,172	51,393	(35,809)	16,756
Net income for the year	-	-	-	15,723	15,723

Balance, May 31, 2002	11,718,818	1,172	51,393	(20,086)	32,479
Net loss for the year	-	-	-	(16,847)	(16,847)

Balance, May 31, 2003	11,718,818	1,172	51,393	(36,933)	15,632
Net loss for the year	-	-	-	(18,846)	(18,846)

Balance, May 31, 2004	11,718,818	1,172	51,393	(55,779)	(3,214)
Net loss for the year	-	-	-	(11,544)	(11,544)

Balance, May 31, 2005	11,718,818	1,172	51,393	(67,323)	(14,758)
Net loss for the period	-	-	-	(10,348)	(10,348)

Balance, May 31, 2006	11,718,818	1,172	51,393	(77,671)	(25,106)

Issuance of common stock for cash	125,000	12	99,988	-	100,000
Net loss for the period	-	-	-	(15,537)	(15,537)

Balance, November 30, 2006	11,843,818	$ 1,184	$ 151,381	$ (93,208)	$ 59,357

The accompanying notes are an integral part of these financial statements

KAL ENERGY, INC.

(formerly PATRIARCH INC.)

 (An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

November 30, 2006

(Unaudited)

         (Stated in US Dollars)

1.  BASIS OF PRESENTATION

The unaudited interim financial statements as of November 30, 2006 included herein have been prepared without audited pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these financial statements be read in conjunction with the May 31, 2006 audited financial statements and notes thereto.

2.  NATURE OF OPERATIONS AND GOING CONCERN

a)  Organization and Change of Name

The Company was incorporated on February 21, 2001 in the State of Delaware.  On November 14, 2006 the majority of shareholders voted to amend the Company’s Articles of incorporation to change the Company’s name to KAL Energy, Inc.  This amendment took effect on December 20, 2006.  The Company was formed for the purpose of acquiring exploration and development stage natural resource properties and is in the pre-exploration stage.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $93,208 for the period from February 21, 2001 (inception) to November 30, 2006, and has no revenue.  The Company's ability to continue as a going concern is dependent upon the continued financial support of its controlling shareholder, which has been confirmed by the controlling shareholder, its ability to

KAL ENERGY, INC.

(formerly PATRIARCH INC.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

November 30, 2006

(Unaudited)

      (Stated in US Dollars)

2.   NATURE OF OPERATIONS AND GOING CONCERN (Continued)

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

3.  NOTE RECEIVABLE

At May 31, 2001, the Company hired an independent consultant to take the Company public.  The contract was terminated during the year ended May 31, 2002 and the consultant agreed to repay to the Company funds advanced of $45,000.  The balance outstanding at November 30, 2006, comprising a promissory note of $14,000 (May 31, 2006 - $14,000), is due on demand, is expected to be repaid in the year ending May 31, 2007, and bears no interest.

4.  LOAN RECEIVABLE

      On November 28, 2006 KAL Energy, Inc. (formerly PATRIARCH INC.) and Thatcher Mining Pte. Ltd.(“Thatcher”) have entered into a Loan Agreement pursuant to which KAL Energy, Inc  has loaned to Thatcher a total of $90,000 repayable on demand and guaranteed by a director of Thatcher. Simultaneously, with the execution of the Loan Agreement, KAL Energy, Inc. and Thatcher entered into an additional Loan Agreement whereby KAL Energy, Inc. will loan to Thatcher. $100,000 prior to closing of the Reorganization Agreement (see Subsequent Events note 7 (b)).  Both of these loans are non-interest bearing.  Upon closing, under the terms of this Reorganization Agreement, the loans will be cancelled and deemed to paid in full.

KAL ENERGY, INC.

(formerly PATRIARCH INC.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

November 30, 2006

 (Unaudited)

       (Stated in US Dollars)

5.  RELATED PARTY TRANSACTIONS

      A shareholder, a director and the president of the Company has advanced funds to the Company in the way of a non-interest bearing demand loan for the Company to fulfill its operating obligations.  Advances due to the shareholder at November 30, 2006 amount to $42,820 (May 31, 2006 - $32,820).

6.  EXPLORATION EXPENDITURES

The Company entered into an option agreement, as amended on October 8, 2003, with Klondike Bay Resources (“Klondike”), an Ontario company, whereby the Company has the exclusive right and option to an undivided 90% right, title and interest in and to the Manchester South property claims (the “Option”) located in the Sudbury Mining District, Ontario, Canada, for total consideration consisting of a 1% net smelter return, cash payments to the optionor totaling $7,500, and the incurrence of property expenditures totaling $200,000 to be made as follows:

a)   upon execution of the agreement, the payment to the optionor of the sum of  $7,500 (paid);

b)   by December 31, 2004, the incurrence of property expenditures in the amount of  $25,000; and

c)   by December 31, 2005, the incurrence of property expenditures in the further amount of $175,000, provided that any property expenditures incurred prior to December 31, 2004 which are in excess of $25,000 will be applied to the further required amount of $175,000.

As of May 31, 2005, the Company had incurred $9,500 on exploration expenditures pursuant to the terms of this agreement.

In 2005, the Company abandoned its interest in the property.

7.  COMMON STOCK

On November 20, 2006 the Company issued 125,000 voting common shares for $100,000 cash.

KAL ENERGY, INC.

(formerly PATRIARCH INC.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

November 30, 2006

 (Unaudited)

       (Stated in US Dollars)

8.  SUBSEQUENT EVENTS

(a)  Effective on December 20, 2006, the common shares of the Company were subject to a forward split with a ratio of 4:1, resulting in 47,375,272 post-split shares outstanding (11,843,818 pre-split shares).

(b)  On December 29, 2006, the Company entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement”) with Thatcher Mining Pte. Ltd., a privately held Singapore corporation (“Thatcher”).  The parties intend to close the transaction on or about January 23, 2007, or as soon thereafter as possible, and either party has the right to terminate the Reorganization Agreement in the event the closing is not completed on or before February 10, 2007.  Upon closing under the Reorganization Agreement, the shareholders of Thatcher will transfer all of their shares of Thatcher to the Company in exchange for an aggregate of 32,000,000  post-split shares of common stock of the Company.  Accordingly, following closing, Thatcher will be a wholly-owned subsidiary of the Company, and the Company will have a total of approximately 79,375,272 shares issued and outstanding, of which 47,375,272 will be owned by persons who were previously shareholders of the Company and 32,000,000 will be owned by persons who were previously shareholders of Thatcher, and/or their nominees.

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

The Company, as of November 30, 2006, had $11,118 in cash in the Company account.  Although he has made no formal commitment, it is anticipated that any future capital requirements for the above mentioned expenditures will be funded by the president of the Company on a shareholder’s loan basis.

Results Of Operations

Three-month period ended November 30, 2006 compared to the three-month period ended November 30, 2005

Revenues

We have not earned any revenues from operations from our incorporation on February 21, 2001 through November 30, 2006. Our activities have been financed from the proceeds of share subscriptions. We do not anticipate earning revenues until such time as we have acquired an interest in a significant asset, of which there is no assurance.

Expenses

Net loss for the three month period ended November 30, 2006 increased to $11,118, compared to $4,965 for the three month period ended November 30, 2005.  Bank charges increased from $45 during the three month period ended November 30, 2005 to $126 for the three month period ended November 30, 2006.  Professional fees increased from $4,715 for the three month period ended November 30, 2005 to $10,628 for the three month period ended November 30, 2006.  The increase in professional fees was due to increased legal and accounting fees.

Loss

We had a net loss of $11,118 for the three-month period ended November 30, 2006 compared to a net loss of $4,965 for the three-month period ended November 30, 2005.  The increased loss was due to an increase in expenses, as discussed above.  We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.

Six-month period ended November 30, 2006 compared to the six-month period ended November 30, 2005

Revenues

We have not earned any revenues from operations from our incorporation on February 21, 2001 through November 30, 2006. Our activities have been financed from the proceeds of share subscriptions. We do not anticipate earning revenues until such time as we have acquired an interest in a significant asset, of which there is no assurance.

Expenses

Net loss for the six month period ended November 30, 2006 increased to $15,537, compared to $6,380 for the six month period ended November 30, 2005.  Bank charges increased from $140 during the six month period ended November 30, 2005 to $196 for the six month period ended November 30, 2006.  Professional fees increased from $5,863 for the six month period ended November 30, 2005 to $14,977 for the six month period ended November 30, 2006.  The increase in professional fees was due to increased legal and accounting fees.

Loss

We had a net loss of $15,537 for the six month period ended November 30, 2006 compared to a net loss of $6,380 for the six month period ended November 30, 2005.  The increased loss was due to an increase in expenses, as discussed above.  We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.

Capital Resources

As of November 30, 2006, we had current assets of $115,123, consisting of $11,123 in cash, $90,000 in a loan to Thatcher Mining Pte. Ltd., and a note receivable of $14,000 from our former consultant.  Our former consultant has paid us $31,000 of the $45,000 due and owing to us.

Liabilities

As of November 30, 2006, we had liabilities of $55,766, consisting of accounts payable and accrued liabilities of $12,946 and a non-interest bearing, demand loan from Strato Malamas, our president, of $42,820.

ITEM 3.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the period ended November 30, 2006. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

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

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On November 14, 2006, a majority of the shareholders of the Company, through written consent in lieu of a special meeting, approved a recommendation from the Board of Directors to amend the Articles of Incorporation to change the Company’s name to “KAL Energy, Inc.”  Of the 11,718,818 shares issued and outstanding as of that date, 8,055,000 shares voted in favor of the name change.  No shares voted against the name change.  The amendment became effective on December 21, 2006.

At the same time, the Board of Directors approved a 4:1 forward split, with each old share being equal to four new shares, but the number of authorized shares remained the same.  The forward split was made effective on December 21, 2006.  This forward split did not require shareholder approval.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

The following exhibits are filed in reference:

3.1

Articles of Incorporation (incorporated by reference from our Form SB-2 that was filed with the commission on July 26, 2002).

3.2

By-Laws (incorporated by reference from our Form SB-2 that was filed with the commission on July 26, 2002).

3.3

 Certificate of Amendment to Certificate of Incorporation, filed on December 20, 2006, to be effective as of December 21, 2006.*

31.1

Certifications pursuant to Rule 13a-15(a) or 15d-15(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certifications pursuant to Rule 13a-15(a) or 15d-15(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAL Energy, Inc.

By: /s/ Strato Malamas

President, CEO, Principal Accounting Officer & Director

Date: January 16, 2007