Form 10QSB
period 2007-02-28
KAL ENERGY INC
filed 2007-04-17
CIK 1162895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

KAL Energy, Inc. And Subsidiary
(Formerly Patriarch, Inc.)
(Exact name of small business issuer as specified in its charter)

Delaware	333-97201	98-0360062
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification Number)

93-95 Gloucester Place London, United Kingdom	W1U 6JQ
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number,:  (44) 20 7487 8426

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 97,602,772 at March 29, 2007.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

KAL ENERGY, INC. AND SUBSIDIARY
(FORMERLY PATRIARCH INC.)
(An Exploration Stage Company)

THIRD QUARTER FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(Unaudited)

KAL ENERGY, INC. AND SUBSIDIARY
(FORMERLY PATRIARCH INC.)
 (An Exploration Stage Company)
CONSOLIDATED BALANCE SHEET
FEBRUARY 28, 2007
(Unaudited)
(Stated in US Dollars)

ASSETS

Current Assets
Cash and cash equivalents	$2,139,751
Notes receivable	227,937
Prepaid expenses and other current assets	144,516
Total Current Assets	2,512,204

Goodwill	6,421,929

Total Assets	$8,934,133

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$218,095
Shares to be issued	222,500
Due to related parties	9,789
Total Current Liabilities	450,384

Stockholders’ Deficit
Common Stock
Authorized:
100,000,000 voting common shares, par value $0.0001
Issued and outstanding:
96,490,272 common shares	9,649

Additional paid-in capital	9,032,065

Deficit Accumulated During The Exploration Stage	(557,965)
Total Stockholders' Deficit	8,483,749

Total Liabilities and Stockholders' Deficit	$8,934,133

The accompanying notes are an integral part of these financial statements

KAL ENERGY, INC. AND SUBSIDIARY
(FORMERLY PATRIARCH INC.)
 (An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2007 AND 2006
AND THE PERIOD FROM FEBRUARY 21, 2001 (INCEPTION) TO FEBRUARY 28, 2007

(Unaudited)
(Stated in US Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
	THREE MONTH PERIODS ENDED		NINE MONTH PERIODS ENDED		FEBRUARY 21 2001 TO
	FEBRUARY 28		FEBRUARY 28		FEBRUARY 28
	2007	2006	2007	2006	2007

Net Revenue	$-	$-	$-	$-	$-

Operating Expenses
Exploration expenditures	273,126	-	273,126	-	293,126
Professional and consulting fees	92,309	1,776	107,286	7,639	154,672
General and administrative expenditures	109,375	275	109,934	792	120,219
Total Operating Expenses	474,810	2,051	514,556	8,431	568,017

Other income:
Interest Income	10,052	-	10,052	-	10,052

Net Loss	$(464,758)	$(2,051)	$(480,294)	$(8,431)	$(557,965)

Net Loss Per Common Share, basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Basic and Diluted Weighted Average Number Of Common Shares Outstanding	73,153,924	11,718,818	55,431,111	11,718,818

The basic and diluted weighted average number of common stock shares outstanding are the same as there are no anti-dilutive shares
The accompanying notes are an integral part of these financial statements

KAL ENERGY, INC. AND SUBSIDIARY
(FORMERLY PATRIARCH INC.)
 (An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED FEBRUARY 28, 2007 AND 2006
AND THE PERIOD FROM FEBRUARY 21, 2001 (INCEPTION) TO FEBRUARY 28, 2007
(Unaudited)
(Stated in US Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
	NINE MONTH PERIODS ENDED		FEBRUARY 21 2001 TO
	FEBRUARY 28		FEBRUARY 28
	2007	2006	2007
Cash Flows In Operating Activities:

Net loss for the period	$(480,294)	$(8,431)	$(557,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest accrued on note receivable	(2,937)	-	(2,937)
Decrease in note receivable	14,000	-	-
Increase in prepaid expenses and other current assets	(144,516)	-	(144,516)
Decrease in accounts payable and accrued liabilities	(425,311)	(2,830)	(417,184)
Increase in notes payable	9,789	-	9,789
Net cash used in operating activities	(1,029,269)	(11,261)	(1,112,814)
Cash Flows In Investing Activities:
Advances on notes receivable	(225,000)	-	(225,000)
Cash Flows In Financing Activities:
Shareholder advances	10,000	3,000	42,820
Payments to shareholders	(52,820)	-	(52,820)
Proceeds from issuance of debt	198,000	-	198,000
Payments on debt	(198,000)	-	(198,000)
Payment of stock issuance costs	(88,000)	-	(88,000)
Proceeds from issuance of common stock	3,523,000	-	3,575,565
Net cash provided by financing activities	3,392,180	3,000	3,477,565

Increase (Decrease) In Cash & cash equivalents	2,137,911	(8,261)	2,139,751

Cash And Cash Equivalents, Beginning Of Period	1,840	9,018	-

Cash And Cash Equivalents, End Of Period	$2,139,751	$757	$2,139,751

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period
Interest	$-	$-	$-
Income Taxes	$-	$-	$-
Supplemental Disclosure of Non Cash Transactions
Shares issued to acquire subsidiary	6,400,000	-	-

The accompanying notes are an integral part of these financial statements

KAL ENERGY, INC. AND SUBSIDIARY
(FORMERLY PATRIARCH INC.)
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. NATURE OF OPERATIONS AND GOING CONCERN

a)  Organization and Change of Name

Kal Energy, Inc. (“the Company” or “We”) was incorporated on February 21, 2001 in the State of Delaware.  On November 14, 2006 the majority of shareholders voted to amend the Company’s Articles of incorporation to change the Company’s name to KAL Energy, Inc.  This amendment took effect on December 20, 2006.  The Company was formed for the purpose of acquiring exploration and exploration stage natural resource properties and is in the pre-exploration stage. The Company’s operations are performed by its wholly owned subsidiary, Thatcher Mining Pte. Ltd, a corporation under the laws of the Republic of Singapore on formed June 8, 2006 (“Thatcher”) and acquired by the Company on February 9, 2007.

b)  Exploration Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations.  The Company is currently seeking opportunities for profitable operations. Costs related to locating coal deposits and determining the extractive feasibility of such deposits are expensed as incurred.

c) Going Concern

The Company’s interim financial statements have been prepared on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Company has incurred a net loss of $557,965 for the period from February 21, 2001 (inception) to February 28, 2007, and has no revenue.  The Company's ability to continue as a going concern is dependent upon the continued financial support of its shareholders, its ability to generate sufficient cash flow to meet its obligations on a timely basis and, ultimately, to attain cash flow from profitable operations.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the quarter ended February 28, 2007, towards (i) obtaining additional equity (ii) management of accrued expenses and accounts payable (iii) searching for a suitable strategic partner. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying interim condensed financial statements are prepared in accordance with rules set forth in Regulation SB of the Securities and Exchange Commission. Accordingly, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements included in the Company's Form 10-KSB for the year ended May 31, 2006. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three months ended February 28, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2007.

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of Kal Energy, Inc. the accounts of its wholly owned subsidiary, Thatcher, and the accounts of the variable interest entities, PT. Bunyut Bara Mandiri and PT. Graha Panca Karsa (Note 8). Collectively “the Company”. All significant inter-company transactions and accounts have been eliminated in consolidation.

Use of estimates

The preparation of financial statements is in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basic and diluted net loss per share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Recent pronouncements

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a.  A brief description of the provisions of this Statement

b.  The date that adoption is required

c.  The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In March 2006 FASB issued SFAS 156 'Accounting for Servicing of Financial Assets' this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3. Permits an entity to choose 'Amortization method' or 'Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities.

4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".  SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.  The Company has not evaluated the impact of this pronouncement in its financial statements.

3.   NOTES RECEIVABLE

At May 31, 2001, the Company hired an independent consultant to take the Company public.  The contract was terminated during the year ended May 31, 2002 and the consultant agreed to repay to the Company funds advanced of $45,000.  The balance outstanding at November 30, 2006, comprising a promissory note of $14,000 (May 31, 2006 - $14,000), is due on demand, is expected to be repaid in the year ending May 31, 2007, and bears no interest. The Company has written off this note as of February 28, 2007.

As of February 28, 2007, the Company has two note receivables of $100,000 and $125,000 from two unrelated parties. The note receivables are both pledged by the shares to be purchased by the notes, with an interest rate of twelve month LIBOR plus 5%, and due on demand. The Company has recorded $2,937 of interest against this loan. (Refer to note 8).

4.  PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits at February 28, 2007 are as follows:

February 28, 2007
Prepaid expenses	$126,257
Deposits	$18,259

Prepaid expenses include $40,072 prepayments for insurance policies, $32,342 prepayments for advertisement, and $44,054 prepayments for services and $9,789 of other prepayments.

Deposits include $2,513 rent deposit and $15,746 security deposits.

5.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued expenses at February 28, 2007 are as follows:

February 28, 2007
Accounts payable	197,072
Accrued expenses	21,023
218,095

6.   RELATED PARTY TRANSACTIONS

        The company uses the services of Mining House Ltd. for IT and administrative services. Two of our directors and our chief executive officer, who is also the sole shareholder, are directors in the service company. Fees for such services during the three month period ended February 28, 2007 amounted to $9,789 and is recorded as due to related parties as of February 28, 2007. This amount is unsecured, interest free, and due on demand.

 7.  SHAREHOLDER’S EQUITY

On November 20, 2006 the Company issued 125,000 voting common shares for $100,000 cash.

During the three months ended February 28, 2007 the Company issued 17,115,000 voting common shares for total of $3,423,000. The issuance is recorded net of the expenses and payments of the fund raising expenses. The direct costs related to this stock sale, including legal and professional fees, were deducted from the related proceeds and the net amount in excess of par value was recorded as additional paid-in capital. In conjunction with completion of the Private Placement offering, the Company paid finders fees of $68,000 and legal expenses of $20,000 in cash, and also granted a total of 1,112,500 shares of restricted stock as compensation for certain legal services and as payment of finders fees.

The Company also effected a 4 for 1 stock split on December 20, 2006. The stock split resulted in an additional 35,341,454 voting common shares, resulting in 47,375,272 post-split shares outstanding (11,843,818 pre-split shares). All the shares have been retroactively stated.

On January 18, 2007, the board of directors approved an amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares for common stock from 100,000,000 to 500,000,000. On January 19, 2007, shareholders of record holding a majority of the currently issued and outstanding common stock approved the amendment. The Company is currently in the process of finalizing an Information Statement to be sent to all shareholders of record as of January 19, 2007, providing information regarding the amendment to the Company’s Certificate of Incorporation. The amendment is effective as of March 2, 2007.

BUSINESS COMBINATION

On December 29, 2006, the Company entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement”) with Thatcher Mining Pte., Ltd., a privately held Singapore corporation (“Thatcher”). Upon the closing under the Reorganization Agreement on February 9, 2007, the shareholders of Thatcher delivered all of their equity interests in Thatcher to the Company in exchange for shares of common stock in the Company, as a result of which Thatcher became a wholly-owned subsidiary of the Company (the “Reorganization”).

Pursuant to the Reorganization Agreement, at the closing, shareholders of Thatcher received 4,000,000 shares of the Company’s common stock for each issued and outstanding common share of Thatcher. As a result, at the closing, the Company issued 32,000,000 shares of its common stock to the former shareholders of Thatcher.

In addition, simultaneously with closing under the Reorganization Agreement, the Company completed a private placement offering of a total of 17,615,000 shares of the Company’s common stock for aggregate proceeds to the Company of $3,523,000 (the “Private Placement”). As of February 28, 2007, 17,115,000 shares was issued and $3,423,000 cash was received. In conjunction with completion of the Private Placement offering, the Company paid finders fees of $68,000 and legal expenses of $20,000 in cash, and also issued a total of 1,112,500 shares of restricted stock as compensation for certain legal services and as payment of finders fees.

The acquisition was accounted under the Purchase method of accounting. The results of the Company include the results of Thatcher as of February 9, 2007, through the closing of the Reorganization Agreement. The cost of the acquisition was $6,400,000 and goodwill $6,421,929 is recorded.

The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed:

Cash	$201,054
Notes receivable	187,424
Prepaid expenses and other current assets	18,260
Total Assets	$406,738

Accounts payable and accrued liabilities	$230,666
Notes payable	198,000
Total liabilities	$428,666

Net asset acquired	$(21,928)

Consideration paid:
Total cost of investment	$6,400,000
Total Acquisition cost	$(21,928)
Goodwill	$6,421,928

The pro forma information below shows the impact of Thatcher’s operations on the Company’s results as if it had been combined at the beginning of the three month and nine month period ended February 28, 2007, respectively.

Statement of Operations	Three Months Ended February 28, 2007	Nine Months Ended February 28, 2007	Cumulative Period From Inception February 21, 2001 to February 28, 2007
	(unaudited)	(unaudited)	(unaudited)

Revenue	$-	$-	$-

Expenses
Exploration expenditures	553,547	785,513	805,513
Professional and consulting fees	178,888	196,415	243,801
General and administrative expenditures	132,038	145,353	155,638
Total Expenses	(864,473)	(1,127,280)	(1,204,951)

Interest Income	11,703	11,703	11,703

Net Loss	$(852,770)	$(1,115,577)	$(1,968,347)

Earnings Per Share
Basic	$(0.01)	$(0.02)

8.  VARIABLE INTEREST ENTITY

The Company has adopted FASB Interpretation No. 46R "Consolidation of Variable Interest Entities" ("FIN 46R"), an Interpretation of Accounting Research Bulletin No. 51. FIN 46R requires a Variable Interest Entity (VIE) to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE's residual returns. VIEs are those entities in which the Company, through contractual arrangements, bears the risks of, and enjoys the rewards normally associated with ownership of the entities, and therefore the company is the primary beneficiary of these entities. Acquisitions of subsidiaries or variable interest entities are accounted for using the purchase method of accounting. The results of subsidiaries or variable interest entities acquired during the year are included in the consolidated income statements from the effective date of acquisition.

ACCOUNTING AFTER INITIAL MEASUREMENT OF VIE - Subsequent accounting for the assets, liabilities, and non-controlling interest of a consolidated variable interest entity are accounted for as if the entity were consolidated based on voting interests and the usual accounting rules for which the VIE operates are applied as they would to a consolidated subsidiary as follows:
• carrying amounts of the VIE are consolidated into the financial statements of the Company as the primary beneficiary (referred as "Primary Beneficiary" or "PB");

• inter-company transactions and balances, such as revenues and costs, receivables and payables between or among the Primary Beneficiary and the VIE(s) are eliminated in their entirety; and

• because there is no direct ownership interest by the Primary Beneficiary in the VIE, equity of the VIE is eliminated with an offsetting credit to minority interest.

INITIAL MEASUREMENT OF VIE- The Company initially measures the assets, liabilities, and non-controlling interests of the VIEs at their fair values at the date of the acquisitions.

At February 28, 2007, the company provided funds to two individuals for their purchase of 1,000,000 or 100% of the 1,000,000 outstanding shares of PT Graha Panca Karsa (“PT GPK”) and 1,000,000 or 100% of the 1,000,000 outstanding shares of PT Bunyut Bara Mandiri (“PT BBM”), exploration stage companies involved in the exploration of coal concessions in East Kalimantan, Indonesia.   The Company has been the sole source of funding to the shareholders of PT GPK since 2006 to acquire the shares in PT GPK through advances made under a loan agreement.  Such advances totaled $125,000 for the shareholders of PT GPK and $100,000 for the shareholders of PT BBM, at February 28, 2007. The Company is considered the primary beneficiary as it stands to absorb the majority of the VIE’s expected losses.

As of February 28, 2007, the Company has consolidated PT GPK and PT BBM’s financial statements for the three month period then ended in the accompanying financial statements. PT GPK and PT BBM did not have any operations through February 28, 2007.

 9.  EXPLORATION EXPENDITURES

In 2006, Thatcher commenced exploration in properties in Kalimantan, Indonesia. Exploration expenses were performed by outside contractors, who billed all resources used individually between manpower, travel, equipment rentals, phone and other expenses. The bulk of all expenditures was manpower, including the chief geologist, operations manager, site manager and site personnel from various contractors, and were utilized to make preliminary assessments of the properties providing mining services for initial property assessment and preparing for the phase I drilling program. The initial measurements of the quantity and quality of coal seams were made on two properties in East Kalimantan, Indonesia as well as study the logistics for processing the coal in site and delivering it to customers.

	Three Months Ended February 28, 2007	Nine Months Ended February 28, 2007
Manpower	$157,069	$157,069
Site Expenses	55,974	55,974
Equipment	34,398	34,398
Travel	25,685	25,685
	$273,126	$273,126

10. COMMITMENTS AND CONTINGENCIES

Office space is rented under a non-cancelable operating lease agreements expiring through September 2008. Rent expense was $4,512 for the three and nine month periods ended February 28, 2006, and from inception (February 21, 2001) to February 28, 2007.

Future minimum rental payments are as follows:

Years Ending May 31,
2007	$13,537
2008	54,148
2009	18,049
$85,734

The Company is subject to legal proceedings, claims, and litigation arising in the normal course of business. While the outcome of these matters is currently not determinable, the Company does not expect the resolutions of any such matters to have a material impact on the Company’s financial position, results of operations, or cash flows. As of February 28, 2007, there are no pending litigations.

11. SUBSEQUENT EVENTS

On March 1, 2007, the Board of Directors of KAL Energy, Inc., a Delaware corporation (the “Company”), approved the Company’s 2007 Stock Incentive Plan (the “2007 Plan”), subject to stockholder approval.

The 2007 Plan includes the following equity compensation awards: (i) incentive stock options; (ii) nonqualified stock options; (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock unit awards, and (vi) stock awards. Participants in the 2007 Plan may be granted any one of the above equity awards or any combination thereof, as determined by the administrator of the 2007 Plan. Under the 2007 Plan, the Company may issue and sell a maximum of 12,000,000 shares of its common stock under all equity compensation awards granted by the Company.

The administration of the 2007 Plan is vested in the Board of Directors, which may delegate such responsibilities in whole or in part to one or more committees of the Board of Directors. Any person who is an employee of or a consultant to the Company or any affiliate thereof, or any person who is a non-employee director of the Company or any affiliate thereof, is eligible to be designated by the administrator of the 2007 Plan to receive awards and become a participant under the 2007 Plan.

Unless previously terminated, the 2007 Plan will terminate on March 1, 2017, which is the tenth anniversary of the date of its adoption by the Board of Directors.

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

Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions. We can give no assurance that such expectations will prove to be correct. Should any one or more of such risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described in this Form 10-QSB. There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen development s will not occur. We are under no duty to update any of the forward-looking statements after the date of this Form 10-QSB.

Plan of Operation

Our plan of operation for the twelve months following the date of this interim report is to continue the drilling program that started on February 28, 2007 in the coal concessions in Kalimantan, Indonesia. We expect this program to run through the first half of the calendar year. This program will cost approximately $2,000,000. The program is designed to further define the known seams to JORC1 Compliant inferred resource status, and to explore other prospective areas of our concessions for additional resources.

As of February 28, 2007, we had $2,139,751 in cash in our accounts. We will be seeking to raise approximately additional working capital of between US$5,000,000 and US$10,000,000 to fund capital and operational costs to get us to early production.

Results Of Operations

Three-month period ended February 28, 2007 compared to the three-month period ended February 28, 2006

Revenues

We have not earned any revenue from our operations from the date of our incorporation on February 21, 2001 through February 28, 2007. Our activities have been financed from the proceeds of share subscriptions. We do not anticipate earning any revenue until we have obtained additional capital to fund early production from our coal concessions.

Expenses

We incurred $273,126 of exploration expenses related to the coal concessions in Indonesia. These funds were incurred in the initial geological estimates, and the ramp up of personnel for our drilling program. Professional and consulting fees for the three month period ended February 28, 2007 increased to $92,309, as compared to $1,776 for the three month period ended February 28, 2006. We incurred significant legal and accounting expenses in connection with our reorganization transaction. General and administrative expenses for the three month period ended February 28, 2007 increased to $109,375, as compared to $275 for the three month period ended February 28, 2006. The increased costs resulted from both the reorganization transaction including travel, facilities expenses for Thatcher and we have a new chief executive officer and chief financial officer as a result of the reorganization transaction.

[1]	Joint Ore Reserves Committee - a standard used to establish proven reserves

Loss

Net loss for the three month period ended February 28, 2007 increased to $464,758, as compared to $2,051 for the three month period ended February 28, 2006. The increased loss was due to an increase in expenses, as discussed above. We have not attained profitable operations and are dependent upon obtaining additional financing to move from our exploration activities to our initial production.

Nine-month period ended February 28, 2007 compared to the nine-month period ended November 30, 2006

Revenues

We have not earned any revenue from our operations from the date of our incorporation on February 21, 2001 through February 28, 2007. Our activities have been financed from the proceeds of share subscriptions. We do not anticipate earning any revenue until we have obtained additional capital to fund early production from our coal concessions.

Expenses

We incurred $273,126 of exploration expenses related to the coal concessions in Indonesia. These funds were incurred in the initial geological estimates, and the ramp up of personnel for our drilling program. Professional and consulting fees for the nine month period ended February 28, 2007 increased to $107,286, as compared to $7,639 for the nine month period ended February 28, 2006. We incurred significant legal and accounting expenses as part of the Reorganization Agreement. General and administrative expenses for the nine month period ended February 28, 2007 increased to $109,934, as compared to $792 for the nine month period ended February 28, 2006. The increased costs resulted from both the reorganization transaction including travel, facilities expenses for Thatcher and we have a new chief executive officer and chief financial officer as a result of the reorganization transaction.

Loss

We had a net loss of $480,294 for the nine month period ended February 28, 2007, as compared to a net loss of $8,431 for the nine month period ended February 28, 2006. The increased loss was due to an increase in expenses, as discussed above. We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.

Capital Resources

As of February 28, 2007, we had current assets of $2,512,204, consisting of $2,139,751 in cash, $227,937 in notes receivables and $144,516 in prepaid expenses and deposits.

Liabilities

As of February 28, 2007, we had liabilities of $450,384, consisting of accounts payable and accrued liabilities $218,095, shares to be issued $222,500, and due to related parties of $9,789.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the period ended February 28, 2007. This evaluation was conducted with the participation of our chief executive officer and our chief financial officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported.

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

Conclusions

Based upon their evaluation of our controls, our chief executive officer and chief financial officer have concluded that, subject to the limitations noted above, the disclosure controls are designed to be effective and are effective in providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.

There were no changes in our internal controls that occurred during the year covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

Section 404 of the Sarbanes-Oxley Act of 2002 requires management's review and evaluation of our internal controls, and an attestation of the effectiveness of these controls by our independent registered public accounting firm beginning with our Annual Report on Form 10-KSB for the fiscal year ending May 31, 2008. We plan to dedicate significant resources, including management time and effort, and to incur substantial costs in connection with our Section 404 assessment. We will continue to work to improve our controls and procedures, and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Simultaneously with closing under the Reorganization Agreement, dated as of February 9, 2007, we accepted subscriptions for a total of 17,615,000 shares of common stock, at a purchase price of $0.20 per share, from a group of accredited investors. We received gross proceeds of $3,523,000 from the offering, and net cash proceeds of $3,455,000 after deducting a finders fee of $68,000 which was payable in cash.

The shares were offered and sold by us primarily through our officers and directors. But, in conjunction with the offering, we were obligated to issue a total 1,112,500 restricted shares of its common stock as compensation for legal services and in payment of finder’s fees.

The shares of common stock offered in the private placement were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold in reliance on exemptions from registration afforded by Regulation S under the Securities Act of 1933, as amended, for offers and sales of securities outside the United States to non-U.S. persons, and by Section 4(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering as well as corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering

The shares sold in this offering constitute “restricted securities” as that term is defined in Rule 144 under the Securities Act of 1933, as amended, and the certificates representing such shares will bear an appropriate restrictive legend.

We intend to use approximately $2,000,000 of the net proceeds from the private placement to proceed with Phase 1 drilling in the coal concessions with the remainder being applied towards general corporate purposes, including acquisitions, marketing, office expansion and working capital.

Pursuant to the Reorganization Agreement, we issued 32,000,000 shares of our common stock (the “Reorganization Shares”) to the shareholders of Thatcher in exchange for 100% of the common shares of Thatcher. The issuance of the Reorganization Shares to the shareholders of Thatcher pursuant to the Reorganization Agreement was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On January 18, 2007, our board of directors approved an amendment to our Certificate of Incorporation increasing the number of authorized shares of our common stock from 100,000,000 to 500,000,000. On January 19, 2007, shareholders of record holding a majority of the currently issued and outstanding common stock approved the amendment. We are currently in the process of finalizing an information statement to be sent to all shareholders of record as of January 19, 2007, providing information regarding the amendment to our Certificate of Incorporation. The amendment was effective as of March 2, 2007.

ITEM 6. EXHIBITS.

The exhibits set forth below are filed as part of this Quarterly Report on Form 10-QSB:

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 that was filed with the commission on July 26, 2002).

3.2	By-Laws (incorporated by reference from our Form SB-2 that was filed with the commission on July 26, 2002).

3.3	Certificate of Amendment to Certificate of Incorporation, filed on December 20, 2006, to be effective as of December 21, 2006.*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.*

Exhibit Number	Description
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.*

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAL ENERGY, INC.

Date: April 17, 2007	By:	/s/ JORGE NIGAGLIONI
Jorge Nigaglioni
Chief Financial Officer
(Principal Financial and Accounting Officer)