Form 10KSB
period 2007-05-31
KAL ENERGY INC
filed 2007-09-13
CIK 1162895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

KAL ENERGY, INC.
 (Name of small business in its charter)

Delaware	333-97201	98-0360062
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

93-95 Gloucester Place
London, United Kingdom W1U 6JQ
(Address of principal executive offices)

Issuer's telephone number: (44) 20 7487 8426

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.0001 par value
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
Yes ☐ No ☒

State issuer’s revenue for its most recent fiscal year: $0.00.

As of July 31, 2007, the aggregate market value of voting and non-voting common stock held by non-affiliates of the issuer, based upon the closing sales price of $0.90 per share of common stock on July 31, 2007, was $88,139,495.

The number of outstanding shares of the issuer’s common stock as of July 31, 2007 was 97,932,772.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

KAL ENERGY, INC.
2007 ANNUAL REPORT ON FORM 10-KSB

DISCLAIMER REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this report which are not statements of historical fact are what are known as "forward-looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "hopes," "seeks," "anticipates," "expects," and the like, often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to our present and future operations, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. In evaluating these forward-looking statements, you should consider various factors, including those described in this report under the heading "Risk Factors" beginning on page 6. These and other factors may cause our actual results to differ materially from any forward- looking statement. We caution you not to place undue reliance on these forward-looking statements. Although we base these forward-looking statements on our expectations, assumptions, and projections about future events, actual events and results may differ materially, and our expectations, assumptions, and projections may prove to be inaccurate. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Background

We were formed on February 21, 2001 under the laws of the State of Delaware.

On May 10, 2001, we entered into a letter of intent with Tri-Corp. Enterprises Ltd., or Tri-Corp, a privately-held corporation located in British Columbia, Canada, to jointly develop Gateway Falls R.V. Estates, a recreational vehicle community located on Shuswap Lake near Lee Creek, British Columbia, Canada. Under the terms of the agreement with Tri-Corp, we agreed to forward CDN$1,500,000.00 to the joint venture for the purpose of providing clear title to the development property and for use in the development of property infrastructure. We abandoned this business plan in 2001 due to the British Columbia Financial Institutions Commission's issuance of an order preventing the sale of the recreational vehicle sites.

On March 6, 2002, we entered into an option agreement to acquire an interest in the Manchester South Property, a mineral claim located in the Sudbury Mining Division of Ontario, Canada. The agreement, as amended on October 8, 2003, was between us and Terry Loney, doing business as Klondike Bay Resources. Our objective was to conduct mineral exploration activities on the Manchester South Property in order to assess whether the claim possessed commercially exploitable reserves of copper and/or nickel.

Under the terms of the option agreement, we would have been deemed to have exercised the option to acquire a 90% interest in the Manchester South Property when we had:

•	paid Klondike Bay Resources $7,500 (paid upon the execution of the option agreement); and

•	incurred an aggregate of $200,000 of property exploration expenditures on the Manchester South Property within the following periods:

•	$25,000 on or before December 31, 2004; and

•	a further $175,000 on or before December 31, 2005.

Due to our inability to raise sufficient funds to meet the exploration expenditure requirements of the option agreement with Klondike Bay Resources, we were unable to exercise the option and our right to acquire an interest in the Manchester South Property was terminated.

On December 29, 2006, we entered into a reorganization agreement with Thatcher Mining Pte Ltd., or Thatcher, a privately-held corporation formed on June 6, 2006 under the laws of Singapore. Thatcher was formed to conduct mining, quarrying and prospecting services and to engage in wholesale and retail sales of certain commodities.

Under the terms of the reorganization agreement, we agreed to acquire all of the issued and outstanding shares of Thatcher in exchange for 32,000,000 shares of our common stock. Upon closing the transactions contemplated by the reorganization agreement, we also agreed to make a cash payment of $10,000 to the former shareholders of Thatcher and to execute a royalty agreement pursuant to which we agreed to pay the former shareholders of Thatcher a royalty of $0.40 per metric ton of coal sold by us. We completed the transactions contemplated by the reorganization agreement on February 9, 2007 and, thereafter, Thatcher became our wholly-owned subsidiary. We now carry on the business of Thatcher as our sole line of business and all of our operations are conducted by and through Thatcher. All references to the “Company,” “we,” “our” and “us” for periods prior to the closing of the reorganization transaction refer to KAL Energy, and references to the “Company,” “we,” “our” and “us” for periods subsequent to the closing of the reorganization transaction refer to the KAL Energy and its subsidiaries.

Current Activities

Our business plan is to engage in the exploration, extraction and distribution of coal. We are currently considered to be an exploration stage corporation because we are engaged in the search for coal deposits and are not engaged in the exploitation of a coal deposit. We have not engaged in the preparation of an established commercially mineable coal deposit for extraction or in the exploitation of a coal deposit. We will be in the exploration stage until we discover commercially viable coal deposits on one of our properties, if ever. In an exploration stage company, management devotes most of its activities to acquiring and exploring mineral properties.

We have the rights to two large coal concessions situated near the Mahakam River in North Eastern Kalimantan, Indonesia. Further exploration will be required before a final evaluation as to the economic feasibility of coal extraction on these properties can be determined. We have done preliminary estimates of the surface seams on these properties and completed phase 1 drilling in June 2007 in order to determine whether either of them contains a commercially viable coal deposit. The result of the programme is an inferred resource of 204 million tons of thermal coal. See item 2 for a further description of the results of the phase I programme.

There is no assurance that a commercially viable coal deposit exists on the unexplored portion of either of our current properties. Furthermore, there is no assurance that we will be able to successfully develop our current properties or identify, acquire or develop other coal properties that would allow us to profitably extract and distribute coal and to emerge from the exploration stage.

Products

Coal is a combustible, sedimentary, organic rock, which is composed mainly of carbon, hydrogen and oxygen. Coal goes through the process of coalification as it matures, affecting its chemical and physical properties. There are various grades of coal, ranging from low rank coals (lignite & sub-bituminous) to hard coals (bituminous & anthracite). Bituminous coal is used as either thermal coal or coking coal, depending on its properties. The properties of the coal determine its value in the market, and include but are not limited to calorific value, sulphur, moisture and ash content.

In the event that our coal concessions are found to contain commercially viable coal deposits, they are expected to yield thermal coal, which is primarily used for power generation and industrial uses. According to the World Coal Institute, or the WCI, coal accounts for approximately 39% of the world’s electricity production. Coal is a lower cost fossil fuel, helping it maintain this sizable share of energy consumption. Coal is also used for iron, steel and cement manufacture.

International Coal Market

According to the WCI, the international coal market is led by the world’s top five national producers: China, United States, India, Russia and Australia, and 16% of global hard coal production, or approximately 775 million tons, is traded internationally. The WCI also estimates that the amount of seaborne traded steam coal has increased by an average of approximately 8% per year over the past 20 years and, according to the WCI, the Pacific Rim market currently accounts for approximately 60% of the total amount of steam coal traded annually. Thermal coal is the largest contributor of this trade and Indonesia is currently the number one world exporter of thermal coal.

According to the WCI, Asia is the largest consumer of coal, accounting for approximately 54% of the total global consumption of coal, and China is the leading user of coal in the region. The Energy Information Association, or the EIA, estimates that the world coal trade should reach approximately 901 million tons by 2015, and 1,122 million tons by 2030. During that period, the EIA estimates that China’s coal consumption will double from 2004 to 2015 and triple from 2004 to 2030, with 50%-60% used in electricity production and close to 40% in industrial uses. The EIA further estimates that total coal imports in Asia should increase from under 200 million tons in 2004 to approximately 500 million tons in 2030. According to Platts, the energy information division of McGraw-Hill, power generation is expected to increase in China and India, with the addition of 562 and 213 coal fired power plants from 2004-2012, respectively.

The WCI estimates that global coal demand is expected to grow by 60% through 2030, pushing electrification rates from 66% in 2002 to 78% in 2030. The WCI further estimates that coal supplies 39% of the world’s energy production, but in Asian markets that figure ranges from 49% to 72%. The price of coal as compared to natural gas and oil drives that increased use in the region.

Employees

As of May 31, 2007, we employed two people, each on a full-time basis. To the best of our knowledge, we are compliant with local prevailing wage, contractor licensing and insurance regulations, and have good relations with our employees.

Filing Status

We file periodic reports, current reports, proxy and information statements and other information with the Securities and Exchange Commission, or the Commission. We make available free of charge on our website, www.kalenergyinc.com, our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the Commission. You may read and copy any materials we file with the Commission at its Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. In addition, the Commission maintains an Internet website, www.sec.gov, that contains our periodic reports, current reports, proxy and information statements, and other information regarding us that we file electronically with the Commission.

Risk Factors

The following risks could affect our business, financial results and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-KSB because these factors could cause the actual results and conditions to differ materially from those projected in the forward-looking statements.

Risks Related to Us

We are in the exploration stage and have yet to establish our mining operations, which makes it difficult to evaluate our business. There can be no assurance that we will ever generate revenues from operations or ever operate profitably.

We are currently in the exploration stage and have yet to establish our mining operations. Our limited history makes it difficult for potential investors to evaluate our business. We need to complete a drilling program and obtain feasibility studies on the properties in which we have an interest in order to establish the existence of commercially viable coal deposits and proven and probably reserves on such properties. Therefore, our proposed operations are subject to all of the risks inherent in the unforeseen costs and expenses, challenges, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the coal industry in general. Despite our best efforts, we may never overcome these obstacles to financial success. There can be no assurance that our efforts will be successful or result in revenue or profit, or that investors will not lose their entire investment.

If we do not obtain financing when needed, our business will fail.

As of May 31, 2007, we had cash and cash equivalents on hand in the amount of approximately $729,626. We estimate that we will need approximately $2,000,000 to complete our Phase I drilling programme, already underway. Following completion of our drilling program, we estimate that we will require between $5,000,000 to $10,000,000 to meet our capital expenditure needs over the next year if we elect to proceed with mining operations. We currently do not have any arrangements for additional financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for our products, production costs, the availability of credit, prevailing interest rates and the market prices for our common stock.

Future sales of our equity securities will dilute existing stockholders.

To fully execute our long-term business plan, we may need to raise additional equity capital in the future. Such additional equity capital, when and if it is raised, would result in dilution to our existing stockholders.

We face numerous uncertainties in confirming the existence of economically recoverable coal reserves and in estimating the size of such reserves, and inaccuracies in our estimates could result in lower than expected revenues, higher than expected costs or failure to achieve profitability.

We have not established the existence of a commercially viable coal deposit on either of the properties in which we have an interest. Further exploration will be required in order to establish the existence of economically recoverable coal reserves and in estimating the size of those reserves. However, estimates of the economically recoverable quantities and qualities attributable to any particular group of properties, classifications of reserves based on risk of recovery and estimates of net cash flows expected from particular reserves prepared by different engineers or by the same engineers at different times may vary substantially. Actual coal tonnage recovered from identified reserve areas or properties and revenues and expenditures with respect to such reserves may vary materially from estimates. Inaccuracies in any estimates related to our reserves could materially affect our ability to successfully commence profitable mining operations.

Our future success depends upon our ability to acquire and develop coal reserves that are economically recoverable and to raise the capital necessary to fund mining operations.

Our future success depends upon our conducting successful exploration and development activities and acquiring properties containing economically recoverable coal deposits. In addition, we must also generate enough capital, either through our operations or through outside financing, to mine these reserves. Our current strategy includes completion of exploration activities on our current properties and, in the event we are able to establish the existence of commercially viable coal deposits on such properties, continuing to develop our existing properties. Our ability to develop our existing properties and to commence mining operations will be dependent on our ability to obtain sufficient working capital through financing activities.

Our ability to implement our planned development and exploration projects is dependent on many factors, including the ability to receive various governmental permits.

In the event our planned exploration activities confirm the existence of significant coal deposits on our properties, we will then be required to renew our rights in the properties in order to continue with development and mining operations. This may include renewing the existing exploration Kuasa Pertambangan, or KP, on each property, or applying for exploitation KP’s in order to have the right to commence mining operations. We currently intend to maintain interests in the properties described herein by making timely application for renewal of the existing KP’s or by filing applications to obtain the required forms of KP to commence exploitation of the properties. Although we believe that absent unusual circumstances, such as failure to pay rent or fees or the existence of excessive environmental damage, it is common practice for the Indonesian government to approve requests for issuance or renewal of KP’s, there can be no assurance that our applications will be approved. In the event our applications are not approved, we will no longer have any interest in the properties and will be unable to continue with exploration, development or exploitation of such properties.

We do not own a direct interest in the mining concessions in which we claim to have an interest. Our interests are based upon contractual arrangements which give us rights in the properties without any direct ownership. If it is determined that the contractual arrangements we have established do not satisfy legal requirements or do not give us necessary rights in the properties, we may be unable to proceed with exploration, development or exploitation activities on the properties described herein.

Indonesian mining regulations do not currently permit KP’s to be held by non-Indonesian companies or by Indonesian companies which are wholly or partly owned by non-Indonesian persons or entities. Therefore, in order for a non-Indonesian entity such as us to have mining rights on properties in Indonesia, it is necessary to establish special contractual arrangements. We believe that the contractual arrangements we have established, which involve selecting and entering into agreements with Indonesian individuals who act as our nominees in acquiring ownership interests in the KP’s, represent a well established and accepted shed procedure which has been used by many other foreign companies which are currently conducting mining operations in Indonesia. However, there is no assurance that the contractual arrangements we have established are adequate to give us rights to explore, develop and exploit the properties or that our rights in such properties would be upheld in the event of a legal challenge by governmental officials or by a third party. Any challenge to the contractual arrangements we have established could delay the exploration or development of the properties and could ultimately result in the loss of any right or interest in such properties.

Due to variability in coal prices and in our cost of producing coal, as well as certain contractual commitments, we may be unable to sell coal at a profit.

In the event we are able to commence coal production from our properties, we will plan to sell any coal we produce for a specified tonnage amount and at a negotiated price pursuant to short-term and long-term contracts. Price adjustment, "price reopener" and other similar provisions in long-term supply agreements may reduce the protection from short-term coal price volatility traditionally provided by such contracts. Any adjustment or renegotiation leading to a significantly lower contract price would result in decreased revenues and lower our gross margins. Coal supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by us or our customers during the duration of specified events beyond the control of the affected party. Most coal supply agreements contain provisions requiring us to deliver coal meeting quality thresholds for certain characteristics such as Btu, sulfur content, ash content, hardness and ash fusion temperature. Failure to meet these specifications could result in economic penalties, including price adjustments, the rejection of deliveries or, in the extreme, termination of the contracts. Consequently, due to the risks mentioned above with respect to long-term supply agreements, we may not achieve the revenue or profit we expect to achieve from any such future sales commitments. In addition, we may not be able to successfully convert these future sales commitments into long-term supply agreements.

The coal industry is highly competitive and includes many large national and international resource companies. There is no assurance that we will be able to effectively compete in this industry and our failure to compete effectively could cause our business to fail or could reduce our revenue and margins and prevent us from achieving profitability.

In the event we are able to produce coal, we will be in competition for sale of our coal with numerous large producers and hundreds of small producers who operate globally. The markets in which we may seek to sell our coal are highly competitive and are affected by factors beyond our control. There is no assurance of demand for any coal we are able to produce, and the prices that we may be able to obtain will depend primarily on global coal consumption patterns, which in turn are affected by the demand for electricity, coal transportation costs, environmental and other governmental regulations and orders, technological developments and the availability and price of competing alternative energy sources such as oil, natural gas, nuclear energy and hydroelectric energy. In addition, during the mid-1970s and early 1980s, a growing coal market and increased demand for coal attracted new investors to the coal industry and spurred the development of new mines and added production capacity throughout the industry. Although demand for coal has grown over the recent past, the industry has since been faced with overcapacity, which in turn has increased competition and lowered prevailing coal prices. Moreover, because of greater competition for electricity and increased pressure from customers and regulators to lower electricity prices, public utilities are lowering fuel costs and requiring competitive prices on their purchases of coal. Accordingly, there is no assurance that we will be able to produce coal at competitive prices or that we will be able to sell any coal we produce for a profit. Our inability to compete effectively in the global market for coal would cause our business to fail.

Our inability to diversify our operations may subject us to economic fluctuations within our industry.

Our limited financial resources reduce the likelihood that we will be able to diversify our operations. Our probable inability to diversify our activities into more than one business area will subject us to economic fluctuations within the coal industry and therefore increase the risks associated with our operations.

We rely heavily on our senior management, the loss of which could have a material adverse effect on our business.

Our future success is dependent on having capable seasoned executives with the necessary business knowledge and relationships to execute our business plan. Accordingly, the services of our management team, specifically, Cameron Reynolds, our Chief Executive Officer, who serves pursuant to an employment agreement, and Jorge Nigaglioni, our Chief Financial Officer, who serves pursuant to an employment agreement, and our board of directors are deemed essential to maintaining the continuity of our operations. If we were to lose their services, our business could be materially adversely affected. Our performance will also depend on our ability to find, hire, train, motivate and retain other executive officers and key employees, of which there can be no assurance.

Because our assets and operations are located outside the United States and a majority of our officers and directors are non-United States citizens living outside of the United States, investors may experience difficulties in attempting to enforce judgments based upon United States federal securities laws against us and our directors. United States laws and/or judgments might not be enforced against us in foreign jurisdictions.

All of our operations are conducted through a subsidiary corporation organized and located outside of the United States, and all the assets of our subsidiary are located outside the United States. In addition, all of our officers and directors, other than our Chief Financial Officer, Jorge Nigaglioni, are foreign citizens. As a result, it may be difficult or impossible for United States investors to enforce judgments of United States courts for civil liabilities against us or against any of our individual directors or officers. In addition, United States investors should not assume that courts in the countries in which our subsidiary is incorporated or where the assets of our subsidiary are located would enforce judgments of United States courts obtained in actions against us or our subsidiary based upon the civil liability provisions of applicable United States federal and state securities laws or would enforce, in original actions, liabilities against us or our subsidiary based upon these laws.

Risks Related to the Coal Business

The international coal industry is highly cyclical, which will subject us to fluctuations in prices for any coal we produce.

In the event we are able to produce coal, we will be exposed to swings in the demand for coal, which will have an impact on the prices for our coal. The demand for coal products and, thus, the financial condition and results of operations of companies in the coal industry, including us, are generally affected by macroeconomic fluctuations in the world economy and the domestic and international demand for energy. In recent years, the price of coal has been at historically high levels, but these price levels may not continue. Any material decrease in demand for coal could have a material adverse effect on our operations and profitability.

The price of coal is driven by the global market. It is affected by changing requirements of customers based on their needs and the price of alternative sources of energy such as natural gas and oil.

In the event that we are able to begin producing coal, our success will depend upon maintaining a consistent margin on our coal sales to pay our costs of mining and capital expenditures. We intend to seek to control our costs of operations, but pressures by government policies and the price of substitutes could drive the price of coal down to make it unprofitable for us. The price of coal is controlled by the global market and we will be dependent on both economic and government policies to maintain the price above our future cost structure.

Logistics costs could increase and limit our ability to sell coal to end customers economically.

Logistics costs represent a significant portion of the total cost of coal and, as a result, the cost of transportation is a critical factor in a customer’s purchasing decision. Increases in transportation costs could make coal a less competitive source of energy or could make some of our operations less competitive than other sources of coal. Our future coal production, if any, will depend upon barge, trucking, pipeline and ocean-going vessels to deliver coal to markets. While coal customers typically arrange and pay for transportation of coal from the mine or port to the point of use, disruption of these transportation services because of weather-related problems, infrastructure damage, capacity restraints, strikes, lock-outs, lack of fuel or maintenance items, transportation delays or other events could temporarily impair our ability to supply coal to our customers and thus could adversely affect our results of operations.

Operating a mine has hazardous risks that can delay and increase the costs of production.

Our mining operations, if any, will be subject to conditions that can impact the safety of the workforce, or delay production and deliveries or increase the full cost of mining. These conditions include fires and explosions from methane gas or coal dust; accidental discharges; weather, flooding and natural disasters; unexpected maintenance problems; key equipment failures; variations in coal seam thickness; variations in the amount of rock and soil overlying the coal deposit; variations in rock and other natural materials and variations in geologic conditions. Despite our efforts, once operational, significant mine accidents could occur and have a substantial impact.

A shortage of skilled labor in the mining industry could pose a risk to achieving optimal labor productivity and competitive costs, which could adversely affect our profitability.

Efficient coal mining using modern techniques and equipment requires skilled laborers, preferably with at least a year of experience and proficiency in multiple mining tasks. In order to support our planned production opportunities, we intend to sponsor both in-house and vocational coal mining programs at the local level in order to train additional skilled laborers. In the event the shortage of experienced labor continues or worsens or we are unable to train the necessary amount of skilled laborers, there could be an adverse impact on our future labor productivity and costs and our ability to commence production and therefore have a material adverse effect on our earnings.

The coal industry could have overcapacity which would affect the price of coal and in turn, would impact our ability to realize a profit from future coal sales.

Current prices of alternative fuels such as oil are at high levels, spurring demand and investment in coal. This can lead to over investment and over capacity in the sector, dropping the price of coal to unprofitable levels. Such an occurrence would adversely affect our ability to commence mining operations or to realize a profit from any future coal sales we may seek to make.

Environmental pressures could increase and accelerate requirements for cleaner coal or coal processing.

Environmental pressures could drive potential purchasers of coal to either push the price of coal down in order to compete in the energy market or move to alternative energy supplies therefore reducing demand for coal. Requirements to have cleaner mining operations could lead to higher costs for us which could hamper our ability to make future sales at a profitable level. Coal plants emit carbon dioxide, sulfur and nitrate particles to the air. Various countries have imposed cleaner air legislations in order to minimize those emissions. Some technologies are available to do so, but also increase the price of energy derived by coal. Such an increase will drive customers to make a choice on whether or not to use coal as their driver for energy production.

Risks Related to Doing Business in Indonesia

We face the risk that changes in the policies of the Indonesian government could have a significant impact upon the business we may be able to conduct in Indonesia and the profitability of such business.

Indonesia’s economy as it relates to coal is in a transition. Indonesia has recently reduced taxation on the import of mining equipment and on the export of coal. Those changes make doing business in Indonesia more favorable, but such regulations can change in the future, and could have the effect of limiting the financial viability of our operations. Other-in country regulations could increase costs of operations, limit export quotas or net trade.

Inflation in Indonesia could negatively affect our profitability and growth.

Indonesia’s rapid climb amongst the world exporters of coal can drive increased competition and access to resources can lead to higher costs. Indonesia has kept inflation in the 6% range per annum, but constant interest rate cuts by the central bank to spur investment can lead to quicker inflation hikes. We will monitor inflation and adjust cost structures as necessary, but market pressures on resources could possibly result in operating delays.

We may experience currency fluctuation and longer exchange rate payment cycles.

The local currencies in the countries in which we intend to seek to sell our products may fluctuate in value in relation to other currencies. Such fluctuations may affect the cost of our product sold and the value of our local currency profits. While we are not conducting any operations in countries other than Indonesia at the present time, we may expand to other countries and may then have an increased risk of exposure of our business to currency fluctuation.

Terrorist threats and civil unrest in Indonesia may negatively affect our business, financial condition and results of operations.

Our business is affected by general economic conditions, fluctuations in consumer confidence and spending, and market liquidity, which can decline as a result of numerous factors outside of our control,  such as terrorist attacks and acts of war. Our business also may be affected by civil unrest and individuals who engage in activities intended to disrupt our business operations. Future terrorist attacks against Indonesia or the interests of the United Kingdom or other Western nations in Indonesia, rumors or threats of war, actual conflicts involving Indonesia, the United Kingdom, or their allies, or military or trade disruptions affecting our customers may materially adversely affect our operations. As a result, there could be delays or losses in future transportation and deliveries of coal to our customers, decreased future sales of our coal and extension of time for payment of accounts receivable from our customers. Strategic targets such as energy-related assets may be at greater risk of future terrorist attacks than other targets in Indonesia. In addition, disruption or significant increases in energy prices could result in government-imposed price controls. It is possible that any, or a combination, of these occurrences could have a material adverse effect on our business, financial condition and results of operations.

Environmental disasters like earthquakes and tsunamis in Indonesia may negatively affect our business, financial condition and results of operations.

The coal concessions which we intend to operate in Indonesia are subject to natural disasters that can delay our drilling efforts to get certified measurements of the properties coal reserves, destroy infrastructure required for production and create delays in delivering product to our end customers. These impacts will require us to adjust our operations and may be financially detrimental to our success.

Risks Relating to Public Company Compliance Requirements

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act of 2002 and new rules subsequently implemented by the Commission have required changes in corporate governance practices of public companies. As a public entity, we expect these new rules and regulations to increase compliance costs in 2006 and beyond and to make certain activities more time consuming and costly. As a public entity, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and it may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve as directors or as executive officers.

Risks Relating to Our Common Stock

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	technological innovations or new products and services by us or our competitors;

•	additions or departures of key personnel;

•
limited “public float” following the reorganization transaction, in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for the common stock;

•	our ability to execute our business plan;

•	operating results that fall below expectations;

•	loss of any strategic relationship;

•	industry developments;

•	economic and other external factors; and

•	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

 There is currently no liquid trading market for our common stock and we cannot ensure that one will ever develop or be sustained.

Our common stock is currently approved for quotation on the Over-The-Counter Bulletin Board maintained by the National Association of Securities Dealers, Inc., or the OTC Bulletin Board, trading under the symbol “KALG.OB.” However, there is limited trading activity and not currently a liquid trading market. There is no assurance as to when or whether a liquid trading market will develop, and if such a market does develop, there is no assurance that it will be maintained. Furthermore, for companies whose securities are quoted on the OTC Bulletin Board, it is more difficult to obtain accurate quotations, to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and to obtain needed capital. As a result, purchasers of our common stock may have difficulty selling their shares in the public market, and the market price may be subject to significant volatility.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline or could affect our ability to raise additional working capital.

If our current stockholders seek to sell substantial amounts of common stock in the public market either upon expiration of any required holding period under Rule 144 or pursuant to an effective registration statement, it could create a circumstance commonly referred to as “overhang,” in anticipation of which the market price of our common stock could fall substantially. The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for us to raise additional financing in the future through sale of securities at a time and price that we deem acceptable.

Our common stock is currently deemed to be “penny stock”, which makes it more difficult for investors to sell their shares.

Our common stock is currently subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act or 1934, as amended, or the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the Nasdaq Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

The elimination of monetary liability against our directors, officers and employees under Delaware law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees.

Our certificate of incorporation, as amended, does not contain any specific provisions that eliminate the liability of our directors for monetary damages to us and our stockholders. However, we are prepared to give such indemnification to our directors and officers to the fullest extent provided by Delaware law. We may also have contractual indemnification obligations under its employment agreements with its executive officers. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise us and our stockholders.

ITEM 2. DESCRIPTION OF PROPERTY

Property Location and Access

We have rights to two coal concessions located near the Mahakam River in North Eastern Kalimantan, on the Indonesian island of Borneo. The following map illustrates the location of the properties:

"Block 24"
Mahakam River
"Block 16"
LOCATION MAP
BLOCK 24 AND BLOCK 16
Block 24
Block 16
River
Lake
Town
Kilometres

The area of interest is in the vicinity of Melak, close to Senadawa, the regional capital of the district of Kutai Barat in the province of East Kalimantan. Melak is located approximately 100 miles northwest of the city of Balikpapan. Block 16 is approximately 6 miles southeast of Melak. Block 24 is approximately 22 miles northwest of Melak. The rivers provide the principal means of transport to bring in goods and heavy equipment and export coal and timber. The road network in Kutai Barat varies from metalled to unmade and generally requires constant repair. Access into concession areas is by four wheel drive vehicles or trail bikes on the old logging roads or by motorized boat. The lots lie close to the Mahakam River. Each lot is 10,000 hectares, approximately 24,700 acres.

The following map shows a close up view of the Block 16 claim held by PT Bunyut Bara Mandiri:

115°50'00"
115°55'00"
115°60'00"
00°25'00"
Short Cut to BBM
Kedang Pahu River
S.Kedang Pahu
Stock File
Gunung Bayan
Gunung Bayan
Dasaq
Jerang Melayu
Muara Mendung
Jerang Dayak
Log Pond
T.RKR
Penianggir
Dingin
Jelau River

LEGEND

KP Boundary

River

Footpath

Village

Loading Point

Distric Road

Logging Road

Log Pond

Proposed Drill Hole

PT.BUNYUT BARA MANDIRI
DESA DASAQ, Muara Pahu Distric
KABUPATEN KUTAI BARAT
PROPINSI KALIMANTAN TIMUR

SCALE 1 : 100,000

Drawn By	Baber.S.Moses/Herdy
Signed By	Jonathan O'Dell
Date	10 February 2017

The following map shows a close up view of the Block 24 claim held by PT Graha Panca Karsa:

Mujup Putih River
Mujup River
N 00°10'00"
N 00°05'00"
N 00°01'00"
Menihing River
Belian River
Puisan River
LEGENDA
SCALE 1 : 100,000
Kilometres
PT.GRAHA PANCA KARSA
DESA TUKUL, KECAMATAN TERING
KABUPATEN KUTAI BARAT
PROPINSI KALIMANTAN TIMUR
Drawn By : Beben.S.Moses/ Herdy
Signed By : Jonathan O'Dell
Date : 10 February 2007

Claim Status

Indonesia’s natural resources are controlled by the Indonesian government. As a result, there is no title to particular mineral deposits granted by the Indonesian government to private companies or individuals, but rather the Indonesian government will only grant the right to exploit and sell the mineral deposits. Domestic investment in mining is conducted through a KP, a license issued by the Head of Regency, the regional governor and the Indonesian Minister of Energy and Mineral Resources, depending on the location of the mining area. There are several types of KP’s which may be issued depending on the stage of development of the mining area itself, including a General Survey KP, an Exploration KP, an Exploitation KP, a Transportation and Selling KP and a Processing and Refining KP.

Indonesian mining regulations do not permit KP’s to be held by non-Indonesian companies or by Indonesian companies which are wholly or partly owned by non-Indonesian persons or entities. We have established a series of contractual arrangements which give us an economic benefit in relation to certain mining properties in Indonesia, as further described below.

The KP’s for the two properties in which we have economic rights are held by limited liability companies formed under the laws of Indonesia. PT Graha Panca Karsa, or GPK, holds an Exploration KP on Kampung Tukul Kecamatan Tering in the Kutai Barat district of East Kalimantan, and PT Bunyut Bara Mandiri, or BBM, holds an Exploration KP on Kecamatan Melak and Kecamatan Muara Lawa in the Kutai Barat district of East Kalimantan. The KPs are extendable by the company under agreement and obligations and both currently run until September 14th, 2008 unless and until extended.

Pursuant to share purchase agreements dated September 14, 2006, as amended, Thatcher agreed, in the name of its designated purchasers, to purchase all of the issued and paid up share capital of GPK for a purchase price of $175,000 and BBM for a purchase price of $150,000. The transactions contemplated by the share purchase agreements were completed on December 4, 2006, and at the closing of such transactions, two Indonesian citizens selected by Thatcher to acquire the shares in BBM and GPK, purchased all of the issued shares of both GPK and BBM.

Contemporaneously with the closing of the transactions contemplated by the share purchase agreements, (i) GPK and BBM and the shareholders of GPK and BBM executed a cooperation and investment agreement with Thatcher pursuant to which Thatcher agreed to provide all required funding and certain services in relation to the exploration work, development, construction and operation necessary to develop the mining properties and in return GPK and BBM agreed to pay Thatcher all of the net proceeds from coal sales, and (ii) GPK and BBM executed a power of attorney in favor of Thatcher giving Thatcher the authority to sign any and all documents relating to mining operations on behalf of GPK and BBM.

In addition, the shareholders of GPK and BBM executed (i) a loan agreement with Thatcher to record the terms upon which Thatcher loaned them the funds needed to purchase the shares of GPK and BBM, (ii) a share pledge agreement issued to Thatcher pledging their shares as collateral security for their obligations under their respective loan agreements, cooperation and investment agreements, and any related agreements, and (iii) a power of attorney in favor of Thatcher giving Thatcher the power to vote the shares in GPK and BBM. We have included the results of GPK and BBM in our financial statements as of May 31, 2007, as a variable interest entity, as we currently stand to absorb the majority of the variable interest entity’s expected losses.

In the event that coal is produced and delivered to customers from either of these properties, we will be obligated to pay production sharing fees under production share agreements dated as of December 4, 2006 as follows:

•
a share of the proceeds of production totaling $0.45 per ton pursuant to production share agreements entered into among GPK, Ferdinandus Hanye, Eko Purwanto, Rudiansyah and Laurensius Hajang, and between GPK and Laurensius Hajang, for production under the KP held by GPK. This share of production proceeds will be paid to the recipients in return for providing assistance to GPK relating to the development of the mining project (particularly in the area of local community relations); and

•
a share of the proceeds of production totaling $0.45 per ton pursuant to production share agreements entered into among BBM, Kristiana Neny, Eko Purwanto and Laurensius Hajang, and between BBM and Laurensius Hajang, for production under the KP held by BBM. This share of production proceeds will be paid to the recipients in return for providing assistance to BBM relating to the development of the mining project (particularly in the area of local community relations).

Depending on the quality of the coal delivered, royalties of between 3% and 7% will be paid to the Indonesian government.

In addition to the production sharing fees described above, we will be obligated to pay a royalty of $0.40 per ton to the former shareholders of Thatcher pursuant to a royalty agreement dated December 29, 2006, entered into between the us, Thatcher and the former shareholders of Thatcher, which include Essendon Capital Ltd., a privately-held company incorporated under the laws of Samoa, Carlton Corp., a privately-held company incorporated under the laws of the Republic of the Seychelles, and Concord International, Inc., a privately-held company incorporated under the laws of the Bahamas.

Pursuant to the terms of a cooperation and investment agreement, GPK and BBM are required to maintain their respective KPs in full force and effect, and to apply for any extensions or renewals of their respective KPs at our direction. We intend to instruct GPK and BBM to apply for extensions of their respective KP’s prior to their expiration. Although we anticipate that the KP’s will be renewed prior to their expiration, there is no assurance that the governing body will grant such renewal.

History

We are not aware of any previous mining activities which have taken place on either of the properties in which we have rights. However, there have been logging operations in the area.

Geology

A field exploration program was conducted on Block 16 and Block 24 in July, 2006. Based on that study, the following information is available:

The rocks of Kutai Barat are mostly contained within the Kutai Basin. A summary of the stratigraphy in this basin is given in the Table below.

Stratigraphy of the Kutai Basin

Epoch	Division	Map Ref	Facies	Formation
Holocene		Qa	Alluvium
Pleistocene		Tpkb	Mixed with lignite	Kampung Baru
Pliocene		—	—	—
	Late	Tmbp	Mixed with lignite/coal	Balikpapan
Unconformity
Miocene	Middle	Tmpb Tmm	Sandstone and mixed, with coal. Tmm - andesite	Palau Balang	Tmm Maragoh
Unconformity
	Early	Tomp	Sandstone and mixed, with coal	Pamaluan
Late
Oligocene			Unconformity
	Early	Toty	Mixed with lignite/coal	Tuyu
Eocene		—	—	—

The regional structural trend of fold axes and major faulting is northeast-east northeast, a trend easily picked out on the satellite images. Other important structural features trend approximately north-south. The area can be divided into three areas based on the topography and the underlying geology.

The floodplain of the Mahakam River and its tributaries

The area is characterized by very low relief and dominated by swamps. Solid geology outcrops of the coal bearing sediments are rare, the area being mostly covered by late Holocene/Quaternary alluvium.

Intermediate ground

This is underlain by the main coal bearing strata of the Pamalauan, Palau Balang and Balikpapan Formations. These formations are of mixed facies with sandstone, siltstones and mudstones/clays with coal seams. These formations form low, undulating hills that have been eroded to form numerous small, V-shaped gullies and valleys.

High ground

Mostly located 200m above sea level, these areas contain the volcanic rocks, andesites and tuffs of the Maragoh Formation and, in the northwest, small areas of the quartzitic Haloq Sandstone Formation of the neighbouring basin.

On Block 24, surface seams up to 6.7m thick have been recorded. Some 92% of the outcroppings recorded the block have dip under 10 degrees, indicating a low strip ratio. The program yielded a collection of coal samples that were analyzed for the moisture, ash, suplhur and calorific values of the coal in the property.

Infrastructure

There are approximately 130 kilometers of unsealed roads on the properties which were built by legacy logging operators operating on the properties. Both of the properties are situated close to the Mahakan River, which is used for barge transportation. In addition, both properties are situated near Melak, a small rural town which provides a logistic base for operations.

Coal

We completed our Phase I Drilling Programme and obtained a Joint Ore Reserves Committee, or JORC, code compliant resource statement for the GPK site on June 11, 2007. The competent persons report arrived at an inferred resources of 204 million tons of thermal coal. The coal properties arrived in the exploration and report are noted below.

	Graha Seam Quality
Stats	TM ar %	IM ad %	Ash ad %	VM ad %	FC ad %	RD ad	TS ad %	CV ad kcal/kg	CV db kcal/kg	CV daf kcal/kg
Average	39.9	19.4	4.9	40.9	34.8	1.33	0.18	5,189	6,415	6,856
Minimum	33.9	12.9	1.4	35.4	29.4	1.29	0.03	4,346	5,536	6,499
Maximum	43.3	27.6	15.1	47.1	40.0	1.42	0.37	5,873	6,945	7,242

(ar = as received, ad = air dried, db = dry basis, daf = dry ash free basis) Relative Density (RD) of 1.31 used for conservative estimates.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently quoted on the Over the Counter Bulletin Board, or the OTC Bulletin Board, under the symbol “KALG.OB.” Our common stock has been quoted on the OTC Bulletin Board since December 22, 2004. Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by securities analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a Nasdaq market or other national exchange.

The following table sets forth for each quarter during our fiscal years ending May 31, 2007 and 2006 the high and low bid quotations for our common stock as reported on the OTC Bulletin Board.

Fiscal Year Ending	High	Low
May 31, 2006
First Quarter	0.18	0.18
Second Quarter	0.18	0.17
Third Quarter	0.51	0.25
Fourth Quarter	0.44	0.19
May 31, 2007
First Quarter	0.48	0.38
Second Quarter	0.51	0.36
Third Quarter	1.35	0.40
Fourth Quarter	1.51	0.80

Information for the periods referenced above has been furnished by the OTC Bulletin Board. The quotations furnished by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

As of May 31, 2007, we had approximately 62 stockholders of record of our common stock.

We have never declared or paid any cash dividends on our common stock nor do intend to do so in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, any applicable contractual restrictions and such other factors as our board of directors deems relevant.

The following table summarizes the securities authorized for issuance under our equity compensation plans as of May 31, 2007.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	12,000,000	$0.38	1,225,000
Equity compensation plans not approved by security holders	-	-	-
Total	12,000,000	$0.38	1,225,000

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Our plan of operation for the twelve months following the date of this Annual Report on Form 10-KSB is to conclude the Phase I drilling programme that was started in February, 2007. Upon completion of the programme, our management will review the results to determine the next steps towards extraction of the coal. This will include an evaluation of the full drilling results to determine the location of the coal that should provide us with the best operational results which include the quality of the coal, strip ratios, distance to barging location, additional infrastructure required and other considerations that affect the viability and profitability of the extraction. This evaluation will lead to a Phase II programme which is designed to be the initial step towards completing a mine plan with feasibility studies and environmental review. We anticipate that the Phase II Programme will require $1,000,000 to $2,000,000 depending on the direction of the programme after Phase I. The mine plan and feasibility studies will be incremental from that position.

As of May 31, 2007, we had $729,626 in cash in our account. We can operate into the third quarter of the 2007 calendar year with the cash on hand, but will be looking to raise funds to move to Phase II drilling shortly after the completion and review of the Phase I Programme. We plan to raise $5,000,000 to $10,000,000 to accommodate the Phase II Programme and subsequent activities.

We will require equipment for drilling and earth moving activities. We currently contract for equipment on a short term basis as needed, but we will reevaluate the amount of equipment to purchase as the Phase II Programme concludes and the ensuing mine planning activity shows the volume and scope of equipment necessary. At this point, we will continue to use short term rentals to satisfy our needs.

We plan to grow our employee base as we move past the Phase II programme. We currently use third party suppliers for most of our exploration personnel.

Results Of Operations

References in the discussion below to 2007 are to our current fiscal year ended May 31, 2007, while references to 2006 are to our fiscal year ended May 31, 2006.

Year ended May 31, 2007 compared to the year ended May 31, 2006

Revenue

We have not earned any revenue from operations from our incorporation on February 21, 2001 to May 31, 2007. Our activities have been financed from the proceeds of private placement offerings of our common stock. We do not anticipate earning any revenue until such time as we complete the property exploration and complete activities relating to the preparation of coal extraction, of which there is no assurance.

Expenses

During our fiscal year ended May 31, 2007, we incurred $1,228,807 of exploration expenses, as compared to no exploration expenses for the year ended May 31, 2006. These expenses were related to the coal concessions in Indonesia under exploration that started after the reorganization transaction. These expenses were part of our Phase I drilling programme to establish a JORC-compliant inferred resource. This included equipment rentals, fuel costs, third party manpower and site maintenance costs. Professional and consulting fees for the year ended May 31, 2007 increased to $642,835, as compared to $9,334 for the year ended May 31, 2006. We incurred significant legal, accounting and finder fee expenses in connection with our reorganization transaction, as well as consulting services for administrative roles during the first months of operation. General and administrative expenses for the year ended May 31, increased to $552,025, as compared to $1,014 for the year ended May 31, 2006. The increased costs resulted from both the reorganization transaction and operations including travel, facilities expenses for Thatcher amortization of the intangible assets and as well as payroll for the executive officers and directorship.

Loss

Net loss for the year ended May 31, 2007 increased to $3,693,152, as compared to $10,348 for the year ended May 31, 2006. The increased loss was due to an increase in expenses, as discussed above. We have not attained profitable operations and are dependent upon obtaining additional financing to move from our exploration activities to our initial production.

Capital Resources

At May 31, 2007, we had assets recorded at $8,075,350 consisting of cash of $729,626, notes receivable of $283,869, other short term assets of $94,244 and an intangible asset of $6,967,611. We are dependent upon obtaining additional financing to fund our activities to move from our exploration activities to our initial production.

Liabilities

Our liabilities at May 31, 2006 totaled $366,737 and consisted of various payables to our service providers as well as accrued compensation for executives.

ITEM 7. FINANCIAL STATEMENTS

See the following pages.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Kal Energy, Inc.
(formerly, Patriarch, Inc.)
We have audited the accompanying balance sheets of Kal Energy, Inc., (formerly Patriarch, Inc.) as of May 31, 2007, and the related statements of operations, stockholders' equity, and cash flows for the year ended May 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2007, and the results of its operations and its cash flows for the year ended May 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had incurred cumulative losses of $3,770,823 and net losses of $3,693,152 for the year ended May 31, 2007. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.

Los Angeles, California
July 27, 2007

KAL ENERGY INC.
(An Exploration Stage Company)
(Formerly Patriarch, Inc.)
CONSOLIDATED BALANCE SHEET
AS OF MAY 31, 2007

Current assets:
Cash & cash equivalents	$729,626
Prepaid expenses and other current assets	94,244
Total Current Assets	823,870

Notes receivable (Note 3)	283,869
Intangible Assets net	6,967,611

TOTAL ASSETS	$8,075,350

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$366,736

STOCKHOLDERS’ EQUITY

Common Stock
$0.0001 par value; 500,000,000 shares authorized;
97,727,772 issued and outstanding	9,773
Additional paid-in capital	11,469,664
Deficit accumulated during the exploration stage	(3,770,823)
Total Stockholders' Equity	7,708,614

TOTAL LIABILTIES AND STOCKHOLDERS’ EQUITY	$8,075,350

The accompanying notes are an integral part of these consolidated financial statements

KAL ENERGY INC.
(An Exploration Stage Company)
(Formerly Patriarch, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED MAY 31		CUMULATIVE PERIOD FROM INCEPTION FEBRUARY 21, 2001 TO MAY 31, 2007
	2007	2006
Net Revenue	$-	$-	$-

Operating Expenses
Exploration expenditures	1,228,807	-	1,248,817
Stock based compensation expense	1,301,372	-	1,301,372
Professional and consulting fees	642,835	9,334	690,211
General and administrative expenditures	552,025	1,014	562,310
Total Operating Expenses	3,725,039	10,348	3,802,710

Other income:
Interest income	31,887	-	31,887

Net Loss	$(3,693,152)	$(10,348)	$(3,770,823)

Net Loss Per Share, basic and diluted	$(0.06)	$(0.00)

Weighted Average Number Of Common Shares Outstanding, basic and diluted	59,430,964	46,875,272

The accompanying notes are an integral part of these consolidated financial statements

KAL ENERGY INC.
(An Exploration Stage Company)
(Formerly Patriarch, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED MAY 31		CUMULATIVE PERIOD FROM INCEPTION FEBRUARY 21, 2001
	2007	2006	TO MAY 31, 2007
Cash Flows From Operating Activities:
Net loss	$(3,693,152)	$(10,348)	$(3,770,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	1,301,372		1,301,372
Stock issued for consulting services	222,500		222,500
Amortization expenses	118,095		118,095
Note receivable written off	14,000		-
Increase in prepaid expenses and other current assets	(70,781)		(70,781)
Increase (decrease) in accounts payable and accrued liabilities	76,514	(2,830)	84,639
Net cash used in operating activities	(2,031,453)	(13,178)	(2,114,998)

Cash Flows From Investing Activities:
Cash of acquired subsidiary	201,054		201,054
Cash investment in subsidiary	(10,000)	-	(10,000)
Net cash provided by investing activities	191,054	-	191,054

Cash Flows From Financing Activities:
Advances from shareholder	10,000	6,000	42,820
Payments to shareholders	(42,820)	-	(42,820)
Debt repayment	(198,000)	-	(198,000)
Advances on note receivables	(703,995)	-	(703,995)
Proceeds from issuance of common stock	3,503,000	-	3,555,565
Net cash provided by financing activities	2,568,185	6,000	2,653,570

Increase (Decrease) In Cash & Cash Equivalents	727,786	(7,178)	729,626
Cash & Cash Equivalents, Beginning Of Period	1,840	9,018	-
Cash & Cash Equivalents, End Of Period	729,626	1,840	729,626

Supplemental Disclosure Of Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Supplemental Disclosure of Non Cash Transactions
Shares issued to acquire subsidiary	$6,400,000	$-	$6,400,000

The accompanying notes are an integral part of these consolidated financial statements

KAL ENERGY INC.
(An Exploration Stage Company)
(Formerly Patriarch, Inc.)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FROM INCEPTION, FEBRUARY 21, 2001, TO MAY 31, 2007
	NUMBER	COMMON STOCK DURING THE EXPLORATION STAGE	ADDITIONAL PAID-IN CAPITAL	DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE	TOTAL
Issuance of common stock for cash
Founders’ shares	40,000,000	$1,000	$-	$-	$1,000
Initial shares	6,875,272	3,688	47,877	-	51,565
Net loss for the period	-	-	-	(35,809)	(35,809)

Balance, May 31, 2001	46,875,272	4,688	47,877	(35,809)	16,756

Net income for the year	-	-	-	15,723	15,723

Balance, May 31, 2002	46,875,272	4,688	47,877	(20,086)	32,479

Net loss for the year	-	-	-	(16,847)	(16,847)

Balance, May 31, 2003	46,875,272	4,688	47,877	(36,933)	15,632

Net loss for the year	-	-	-	(18,846)	(18,846)

Balance, May 31, 2004	46,875,272	4,688	47,877	(55,779)	(3,214)

Net loss for the year	-	-	-	(11,544)	(11,544)

Balance, May 31, 2005	46,875,272	4,688	47,877	(67,323)	(14,758)

Net loss for the year	-	-	-	(10,348)	(10,348)

Balance, May 31, 2006	46,875,272	$4,688	$47,877	$(77,671)	$(25,106)

-					-
Stock issued for acquisition of subsidiary	32,000,000	3,200	6,396,800	-	6,400,000
Stock issued for cash	17,615,000	1,761	3,501,239	-	3,503,000
Stock issued for services	1,112,500	111	222,389	-	222,500
Issuance of shares under stock compensation plan	125,000	13	342,487	-	342,500
Stock based compensation expense	-	-	958,872	-	958,872
Net loss for the year	-	-	-	(3,693,152)	(3,693,152)

Balance, May 31, 2007	97,727,772	$9,773	$11,469,664	$(3,770,823)	$7,708,614

The accompanying notes are an integral part of these consolidated financial statements

KAL ENERGY, INC. AND SUBSIDIARY
(FORMERLY PATRIARCH, INC.)

 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND GOING CONCERN

a)  Organization and Change of Name

Kal Energy, Inc. (formerly, Patriarch, Inc.) (“the Company” or “We”) was incorporated on February 21, 2001 in the State of Delaware.  On November 14, 2006 the majority of shareholders voted to amend the Company’s Articles of incorporation to change the Company’s name to KAL Energy, Inc. This amendment took effect on December 20, 2006.  The Company was formed for the purpose of acquiring exploration and exploration stage natural resource properties and is in the pre-exploration stage. The Company’s operations are performed by its wholly owned subsidiary, Thatcher Mining Pte. Ltd, a corporation under the laws of the Republic of Singapore on formed June 8, 2006 (“Thatcher”) and acquired by the Company on February 9, 2007. PT Kubar Resources (Kubar), a limited liability foreign investment (PMA) company corporation under the laws of the Republic of Indonesia was formed on April 12, 2007, and completed its registration on June 6, 2007. Kubar is owned 99% by Thatcher and 1% by the Company, making it a wholly owned subsidiary of the Company.

b)  Exploration Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations.  The Company is currently seeking opportunities for profitable operations. Costs related to locating coal deposits and determining the extractive feasibility of such deposits are expensed as incurred until a defined resource is obtained.

c) Going Concern

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Company has incurred a net loss of $3,770,823 for the period from February 21, 2001 (inception) to May 31, 2007, and has earned no revenue.  The Company's ability to continue as a going concern is dependent upon the continued financial support of its shareholders, its ability to generate sufficient cash flow to meet its obligations on a timely basis and, ultimately, to attain cash flow from profitable operations.

Recurring losses from operations and operating cash constraints are potential factors, which, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The consolidated financial statements do not include adjustments relating to recoverability and classification of recorded assets amounts, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the year ended May 31, 2007, towards (i) obtaining additional equity (ii) management of accrued expenses and accounts payable (iii) searching for a suitable strategic partner. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of Kal Energy, Inc. the accounts of its wholly owned subsidiaries, Thatcher and Kubar and the accounts of the variable interest entities, PT. Bunyut Bara Mandiri and PT. Graha Panca Karsa (Note 8).,collectively “the Company”. All significant inter-company transactions and accounts have been eliminated in consolidation. Kubar had no financial transactions through May 31, 2007 as the registration was not completed until June 6, 2007.

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

Stock-based compensation

Effective January 1, 2006, the Company adopted Statement No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective basis. Prior to the adoption of SFAS 123R, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and accordingly, recognized no compensation expense related to the stock-based plans. Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled.

Cash & cash equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Approximately 69 percent of our cash and cash equivalents was held in the U.S. and 31% in a centrally managed global cash pool outside the U.S. For most of the year the Company maintained approximately 31 percent of our overall cash and cash equivalents in demand deposit accounts with global financial institutions of high credit quality which was available to be used in paying and receiving activities. The remainder was invested in short-term bank time deposits with fixed maturities from overnight to three months. We continuously monitored the creditworthiness of the financial institutions and institutional money market funds in which we invested our surplus funds. We did not experience any credit losses from cash investments.

Short-term investments

We classify investments as short-term investments if their original or remaining maturities are greater than three months and their remaining maturities are one year or less. Our short-term investments consist of bank time deposits, which by their nature are typically held to maturity, and are classified as such because we have the intent and ability to hold them to maturity. Held-to-maturity securities are carried at amortized cost.

Fair value of financial instruments

Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments” requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts of the Company’s accounts and other receivables, accounts payable, accrued liabilities, factor payable, capital lease payable and notes and loans payable approximates fair value due to the relatively short period to maturity for these instruments.

Intangible Assets

The Company evaluates intangible assets, goodwill and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Potential impairment of goodwill after July 1, 2002 is being evaluated in accordance with SFAS No. 142. The SFAS No. 142 is applicable to the financial statements of the Company beginning July 1, 2002.

Exploration Expenses

Costs related to locating coal deposits and determining the extractive feasibility of such deposits are expensed as incurred until a defined resource is obtained.

Income taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

3.   NOTES RECEIVABLE

At May 31, 2001, the Company hired an independent consultant to take the Company public.  The contract was terminated during the year ended May 31, 2002 and the consultant agreed to repay to the Company funds advanced of $45,000.   The Company has written off the remaining balance, of $14,000, in the year ended May 31, 2007.

As of May 31, 2007, the Company has two note receivables of $125,000 and $150,000 from two unrelated parties. The note receivables are both pledged by the shares to be purchased by the notes, with an interest rate of twelve month LIBOR plus 5%, and due on demand. The Company has accrued $8,869 of interest against this loan, which has been included in the note receivable balance. (Refer to note 9).

4.  PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits at May 31, 2007 are as follows:

Prepaid expenses	$68,708
Deposits	25,536
$94,244

Prepaid expenses include $29,918 prepayments for insurance policies, $23,522 prepayments for advertisement, and $11,000 prepayments for services and $4,268 of other prepayments.

Deposits include $25,536 of rent deposits.

5.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued expenses at May 31, 2007 are as follows:

Accounts payable	$282,147
Accrued expenses	84,589
$366,736

As of May 31, 2007, the Company owed the following amounts to related parties for expenses incurred in the normal course of business, included in the totals above:

Officers & Directors
Cameron Reynolds	$24,030
Jorge Nigaglioni	38,894
Laith Reynolds	18,355
Antonio Varano	1,500
Related Parties
Asia Consultancy Group Pte. Ltd.	25,997
$108,776

6.  INTANGIBLE ASSETS

The Company entered into two Investment and Cooperation agreements with PT Graha Panca Karsa (“PT GPK”) and PT Bunyut Bara Mandiri (“PT BBM”). The Company will provide mining services in exchange for a share of revenues derived from any coal sales. The Company shall be entitled to all net proceeds from sale of minerals arising out of the Project, save for a I% net smelter royalty. The Company has recorded this asset at its fair value of $7,085, 706 and is amortizing it over the expected life of 20 years.

Gross Value of Agreements	$7,085,706
Amortization	(118,095)
Net	$6,967,611

7.  RELATED PARTY TRANSACTIONS

The company uses the services of Mining House Ltd. for IT and administrative services. Three of our directors and our chief executive officer, who is also the sole shareholder of Mining House Ltd., are directors in the service company. Payments for such services during the year ended May 31, 2007 amounted to $54,879.

The Company has a rental agreement with PB Commodities (“PBC”) for office space in Singapore. “PBC” is owned by Concord International, a shareholder of KAL. Rental payments made under this agreement totaled $18,036 for the year ended May 31, 2007.

The Company uses Asia Consultancy Group Pte Ltd. (“ACG”) for exploration consulting services. ACG is through Concord International, a shareholder of KAL. Total payments made for the year ended May 31, 2007 totaled $281,187.

8.  SHAREHOLDER’S EQUITY
During the year ended May 31, 2007 the Company issued 17,615,000 voting common shares for total of $3,523,000. The issuance is recorded net of the expenses and payments of the fund raising expenses. The direct costs related to this stock sale, including legal and professional fees, were deducted from the related proceeds and the net amount in excess of par value was recorded as additional paid-in capital. In conjunction with completion of the Private Placement offering, the Company paid legal expenses of $20,000 in cash The Company also issued 1,112,500 shares of restricted stock valued at $222,500 as consulting fees.

The Company also affected a 4 for 1 stock split on December 20, 2006. The stock split resulted in an additional 35,341,454 voting common shares, resulting in 47,375,272 post-split shares outstanding (11,843,818 pre-split shares). All the shares have been retroactively stated.

On January 18, 2007, the board of directors approved an amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares for common stock from 100,000,000 to 500,000,000. On January 19, 2007, shareholders of record holding a majority of the currently issued and outstanding common stock approved the amendment. The amendment is effective from March 2, 2007.

On April 12, 2007, the board of directors approved a stock compensation plan for employees and outside contractors. The Company authorized 12,000,000 shares for use in such plan. As of May 31, 2007, 250,000 shares and 750,000 options had vested under such plan. See note 9.

9.  BUSINESS COMBINATION

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
Pursuant to the Reorganization Agreement, at the closing, shareholders of Thatcher received 4,000,000 shares of the Company’s common stock for each issued and outstanding common share of Thatcher. As a result, at the closing, the Company issued 32,000,000 shares of its common stock to the former shareholders of Thatcher. The Company cancelled the loan advanced to Thatcher of $615,000 on the closing of the transaction and also paid $10,000 in cash to the shareholders of Thatcher. The Company also executed a royalty agreement pursuant to which the Company agreed to pay the former shareholders of Thatcher a royalty of $0.40 per metric ton of coal sold by the Company. In addition, simultaneously with closing under the Reorganization Agreement, the Company completed a private placement offering of a total of 17,615,000 shares of the Company’s common stock for aggregate proceeds to the Company of $3,523,000 (the “Private Placement”). As of May 31, 2007, 17,615,000 shares were issued and $3,523,000 cash was received. In conjunction with completion of the Private Placement offering, the Company paid legal expenses of $20,000 in cash.

The acquisition was accounted under the Purchase method of accounting. The results of the Company include the results of Thatcher as of February 9, 2007, through the closing of the Reorganization Agreement. The cost of the acquisition was $7,025,000 and a gross intangible asset of $7,085,706 is recorded.

The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed:

Cash	$201,054
Notes receivable	187,424
Prepaid expenses and other current assets	19,907
Intangible assets	12,718,168
Total Assets	$13,126,553

Accounts payable and accrued liabilities	$271,091
Notes payable	198,000
Total liabilities	$469,091

Net asset acquired	$12,657,462

Consideration paid:
Total cost of investment	$7,025,000
Total Acquisition cost	$12,657,462
Negative goodwill	$(5,632,462)

The Company has reduced the recorded value of the non-current assets acquired, by the negative goodwill of $5,632,462. The purchase price allocation for Thatcher acquisition is based on the fair value of assets acquired and liabilities assumed. Immediately after the execution of the definitive agreement, the Company obtained effective control over Thatcher. Accordingly, the operating results of Thatcher have been consolidated with those of the Company starting February 9, 2007.

In accordance with paragraph 44 of SFAS 142, any excess of cost over net assets acquired shall be allocated as a pro rata reduction of the amounts that otherwise would have been assigned to all of the acquired assets except financial assets other then investments accounted for by the equity method, assets to be disposed of by sale, deferred tax assets, prepaid assets relating to pension or other postretirement benefit plans and any other current assets.

The value of the shares issued by the Company in connection with this acquisition exceeded the fair market value of the net assets acquired. Thus, “negative goodwill” generated was allocated to reduce the cost of the non-current assets acquired.

The pro forma information below shows the impact of Thatcher’s operations on the Company’s results as if it had been combined at the beginning of the year ended May 31, 2007 and 2006 and the period from inception to May 31, 2007, respectively.

Statement of Operations	May 31, 2007	May 31, 2006	Cumulative Period From Inception February 21, 2001 to May 31, 2007
	(unaudited)	(unaudited)	(unaudited)
Revenue	$-	$-	$-

Expenses
Exploration expenditures	1,731,071	-	1,751,071
Stock based compensation expense	1,301,372	-	1,301,372
Professional and consulting fees	735,903	9,334	783,289
General and administrative expenditures	594,257	1,014	604,542
Total Expenses	(4,362,604)	10,348	(4,440,274)

Interest Income	33,539	-	33,539

Net Loss	$(4,329,065)	$(10,348)	$(4,406,735)

Earnings Per Share
Basic	$(0.06)	$(0.00)

10.  VARIABLE INTEREST ENTITY

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

At May 31, 2007, the company provided funds to two individuals for their purchase of 1,000,000 or 100% of the 1,000,000 outstanding shares of PT Graha Panca Karsa (“PT GPK”) and 1,000,000 or 100% of the 1,000,000 outstanding shares of PT Bunyut Bara Mandiri (“PT BBM”), exploration stage companies involved in the exploration of coal concessions in East Kalimantan, Indonesia.   The Company has been the sole source of funding to the shareholders of PT GPK since 2006 to acquire the shares in PT GPK through advances made under a loan agreement.  Such advances totaled $150,000 for the shareholders of PT GPK and $125,000 for the shareholders of PT BBM, at May 31, 2007. The Company is considered the primary beneficiary as it stands to it stands to absorb the majority of the VIE’s expected losses.

As of May 31, 2007, the Company has consolidated PT GPK and PT BBM’s financial statements for the year then ended in the accompanying financial statements. PT GPK and PT BBM did not have any operations through May 31, 2007.

11.  STOCK BASED COMPENSATION EXPENSE

Description of Stock-Based Compensation Plan

Stock Incentive Plan (SIP) Effective April 27, 2007, we adopted the SIP. Under the provisions of the SIP, the company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and stock awards to our officers, directors and key employees, as well as to consultants and other persons who provide services to us. The SIP has a maximum contractual term of ten years. As of May 31, 2007, securities authorized and available for issuance in connection with our SIP were 10,775,000. Under the terms of the SIP, in no event shall the number of shares authorized for issuance in connection with the SIP exceed 12 million shares.

Valuation Assumptions

For all periods presented, the fair value of stock-based compensation made under the SIP was estimated using the Black-Scholes option pricing model.

The weighted average assumptions used for options granted, ESPP purchases and the LTPP in 2007 was as follows:

2007
Stock Option Plan
Risk-free interest rate	4.72%
Dividend yield	0%
Volatility	91%
Expected life	10 years

We used a historical volatility assumption to derive our expected volatility assumption. We also considered that this is an exploration phase enterprise and as such, the expected volatility should be higher than that of established mining companies. The same applies to our assumption regarding the expected life of our options. The early stage of our Company makes us assume a conservative position that it will take longer for the options to achieve their value.

Stock-Based Payment Award Activity

The following table summarizes equity share-based payment award activity in 2007:

	Available For Grant	Shares	Weighted Average Exercise Price
Outstanding at May 31, 2006	-	-	-
Plan	12,000,000	-	$0.94
Granted	(10,775,000)	10,775,000	$1.19
Exercised	-	(125,000)	$1.37
Cancelled	-	-	-
Plan Shares Expired	-	-	-
Outstanding at May 31, 2007	1,225,000	10,650,000	$1.44

No stock or options were forfeited, cancelled or expired during the year ended May 31, 2007.

	Options Outstanding					Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$0.50	8,150,000	9.9	$0.50	$7,661	750,000	9.9	$0.50	$705

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the company's closing stock price of $1.44 on May 31, 2007, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. The total number of in-the-money stock option awards exercisable on May 31, 2007 was 750,000. The Company has not received any cash under the plan as no options have been exercised as of May 31, 2007.

 12.  EXPLORATION EXPENDITURES

In 2006, Thatcher commenced exploration in properties in Kalimantan, Indonesia. Exploration expenses were performed by outside contractors, who billed all resources used individually between manpower, travel, equipment rentals, phone and other expenses. The bulk of all expenditures was manpower, including the chief geologist, operations manager, site manager and site personnel from various contractors, and were utilized to make preliminary assessments of the properties providing mining services for initial property assessment and preparing for the phase I drilling program. The initial measurements of the quantity and quality of coal seams were made on two properties in East Kalimantan, Indonesia as well as study the logistics for processing the coal in site and delivering it to customers. Site expenses include all site maintenance costs as well as operating costs such as fuel and camps.

Year Ended May 31, 2007
Manpower	$500,325
Site Expenses	407,740
Equipment	178,899
Travel	141,843
$1,228,807

13  INCOME TAXES

The Company is registered in the State of Delaware and has operations in primarily two tax jurisdictions - the Singapore and the United States. For operations in the United States of America and the Singapore, the Company has incurred net accumulated operating losses for income tax purposes The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of May 31, 2007. Accordingly, the Company has no net deferred tax assets.

The components of income before income taxes are as follows:

US$	2007	2006
Loss subject to United States	$1,607,647	$10,048
Loss subject to Singapore	2,085,505	-
Total Loss	$3,693,152	$10,048

United States of America

As of May 31, 2007, the Company’s subsidiary in the United States of America had approximately $1,674,019 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carry forwards in certain situations when changes occur in the stock ownership of a company. In the event the Company has a change in ownership, utilization of carry forwards could be restricted. The deferred tax assets for the United States entity at May 31, 2007 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the United States of America as of May 31, 2007 and 2006.

(US$)	2007	2006
Net Operating Loss Carry forwards	$1,674,019	$66,371
Total Deferred Tax Assets	669,608	26,548
Less: Valuation Allowance	(669,608)	(26,548)
Net Deferred Tax Assets	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	May 31, 2007	May 31, 2006
Tax expense (credit) at statutory rate-federal	(34)	(34)
State tax expense net of federal tax	(6)	(6)
Changes in valuation allowance	40	40
Foreign income tax:
Singapore	20	-
Changes in valuation allowance	(20)	-
Tax expense at actual rate	-

Singapore

Pursuant to the Singapore Income Tax Laws, the Corporate Income Tax is at a statutory rate of 20%. Unutilised tax losses and capital allowances may be carried forward indefinitely to offset future taxable income provided that the beneficial ownership of the company remains substantially (at least 50%) the same as at certain relevant dates. For capital allowances, there is an additional requirement that the same trade or business in respect of which these capital allowances were made continues to be carried on. Carrybacks or transfers to other companies are not permitted.

The following table sets forth the significant components of the net deferred tax assets for operation in the Singapore as of May 31, 2007 and 2006.

(US$)	2007	2006
Net Operating Loss Carry forwards	$2,085,505	$-
Total Deferred Tax Assets	417,101	-
Less: Valuation Allowance	(417,101)	-
Net Deferred Tax Assets	$-	$-

14.  COMMITMENTS AND CONTINGENCIES

Office space is rented under a non-cancelable operating lease agreement expiring through September 2008. Rent expense was $34,780 for the year ended May 31, 2007.

Future minimum rental payments are as follows:

Years Ending May 31,
2008	55,055
2009	18,352
$73,406

The Company is subject to legal proceedings, claims, and litigation arising in the normal course of business. While the outcome of these matters is currently not determinable, the Company does not expect the resolutions of any such matters to have a material impact on the Company’s financial position, results of operations, or cash flows. As of May 31, 2007, there are no pending litigations.

15. SUBSEQUENT EVENTS

The Company completed the registration of Kubar on June 6, 2006. This wholly owned subsidiary will carry out the Company’s exploration activities in Indonesia.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 22, 2007, Morgan & Company, or Morgan, notified us that they would resign as our principal independent registered public accounting firm, effective upon our appointment of a successor firm.

On March 6, 2007, our board of directors engaged Kabani & Company, Inc., or Kabani, to serve as our principal independent registered public accounting firm, effective as of such date.

The audit reports, or Audit Reports, of Morgan on our financial statements for the fiscal years ended May 31, 2006 and 2005 contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except as follows: the Audit Report dated August 4, 2006 for the fiscal year ended May 31, 2006 contained a qualification as to uncertainty.

During the period from June 1, 2005 to the date hereof, there have been no disagreements between us and Morgan on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures which, if not resolved to Morgan’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

We provided Morgan with a copy of these disclosures and requested that Morgan furnish us with a letter addressed to the SEC stating whether Morgan agreed with the statements that we made. The letter from Morgan is attached as Exhibit 16.1 to our Current Report on Form 8-K filed with the SEC on March 12, 2007.

As part of its engagement as our independent registered public accounting firm, Kabani conducted a review of our balance sheet for the period ended February 28, 2007, and the related statements of operations and cash flows for the nine-month period ending February 28, 2007.

During the period from June 1, 2005 to the date of Kabani’s engagement, neither we, nor anyone acting on our behalf, consulted with Kabani regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (ii) any of the matters or events set forth in Item 304(a)(2)(ii) of Regulation S−B.

ITEM 8A.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of our 2007 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our chief financial officer.

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

Conclusions

Based upon their evaluation of our controls, our chief executive officer and chief financial officer have concluded that, subject to the limitations noted above, the disclosure controls are effective in providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the fourth fiscal quarter ended May 31, 2007 that have materially affected, or are reasonably likely to materially affect our internal controls.

Section 404 Compliance

Section 404 of the Sarbanes-Oxley Act of 2002 requires management's review and evaluation of our internal controls, and an attestation of the effectiveness of these controls by our independent registered public accounting firm beginning with our Annual Report on Form 10-KSB for the fiscal year ending May 31, 2008. We plan to dedicate significant resources, including management time and effort, and to incur substantial costs in connection with our Section 404 assessment. The evaluation of our internal controls will be conducted under the direction of our chief executive officer and chief financial officer. We will continue to work to improve our controls and procedures, and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure.

ITEM 8B.         OTHER INFORMATION

Not Applicable

PART III

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our current directors and executive officers are as follows:

Name	Age	Director/Officer Since	Position(s) Held
Cameron Reynolds	36	February 9, 2007	Chief Executive Officer
Jorge Nigaglioni	34	February 9, 2007	Chief Financial Officer
Laith Reynolds	66	February 9, 2007	Chairman of the Board
Andrew Caminschi	33	February 9, 2007	Director
Antonio Varano	47	April 20, 2007	Director
Martin Hurley	40	May 30, 2007	Director
William Bloking	56	June 26, 2007	Director

Our executive officers are elected annually by the Board of Directors. Our directors serve one year terms or until their successors are elected. We have not had standing audit, nominating or compensation committees of the Board of Directors or committees performing similar functions. All such applicable functions have been performed by the Board of Directors as a whole. We anticipate establishing such committees in the near future. During the fiscal year ended May 31, 2007, the Board of Directors held one formal meeting at the time of the reorganization transaction. Our Chief Executive Officer is the son of the Chairman of the Board. Other than that one relationship, there are no other family relationships among any of the directors, nominees or executive officers. Other than our officers, we currently have no other significant employees.

Biographical Information of Directors and Executive Officers:

Cameron Reynolds. Mr. Reynolds has served as our Chief Executive Officer since February 9, 2007. Since March 2006, Mr. Reynolds has served as a director of Mining House Ltd., a private equity firm located in London, England. From May 2004 to October 2006, Mr. Reynolds served as a director of Aberdene Mines Limited, a mining exploration company located in Nevada. From June 1998 to November 2001, Mr. Reynolds served as the General Manager and Corporate Secretary of Probio International, Inc., a commercial cloning technology company located in Melbourne, Australia. Mr. Reynolds holds a Bachelor of Commerce degree and an M.B.A. from the University of Western Australia.

Jorge Nigaglioni. Mr. Nigaglioni has served as our chief financial officer since February 9, 2007. Since December 2006, Mr. Nigaglioni has served as a director of Thatcher Mining Pte. Ltd., a coal mining company located in Singapore. From January 2006 to December 2006, Mr. Nigaglioni served as Vice President of Finance of Amylex Corporation, a dinnerware manufacturing company located in Petaluma, California. From June 2002 to January 2006, Mr. Nigaglioni served as a Division Controller at Agilent Technologies, a telecommunications equipment manufacturing company located in Santa Rosa, California. From June 2000 to June 2002, Mr. Nigaglioni served as a Senior Financial Analyst at Agilent Technologies. Mr. Nigaglioni holds a B.S. in business administration from Bryant College and an M.B.A. from the University of Wisconsin, Madison.

David Pope. Mr. Pope has served as our chief operating officer of Thatcher Mining Pte. Ltd. since June 2006. From September 2006, Mr. Pope has served as a mining consultant for Asia Consultancy Pte. Ltd. From October 2004 to August 2006, Mr. Pope served as the Global General Manager for Environmental Services at Shell Eastern Petroleum (P) Ltd. Singapore. From July 2003 to October 2004, Mr. Pope served as the East Zone Environmental Advisor at Shell Eastern Petroleum (P) Ltd. Singapore. From September 2001 to June 2003, Mr. Pope served as Services Team Leader at Shell Services in Melbourne, Australia. Mr. Pope holds a B.S. in engineering from the Victoria University of Technology in Australia.

Laith Reynolds. Mr. Reynolds has served as Chairman of our board of directors since February 9, 2007. From February 2002 to April 2004, Mr. Reynolds served as the Chief Executive Officer of Asia Energy PLC, a coal mining company located in Bangladesh. From February 2002 to December 2003, Mr. Reynolds served as a director of Deepgreen Mining Ltd., a mine project development company located in Melbourne, Australia.

Andrew Caminschi. Mr. Caminschi has served on our board of directors since February 9, 2007. Since April 2006, Mr. Caminschi has served as a director of Mining House Ltd., a private equity firm located in London, England. Mr. Caminschi has served as a director of Empress Ventures Pty. Ltd. since June 2004, Magellan Copper and Gold plc since August 2006 and Delta Pacific Mining since September 2006. From November 2003 to April 2006, Mr. Caminschi served as Business Manager at Agilent Technologies, a telecommunications equipment manufacturer located in Santa Rosa, California. Mr. Caminschi holds a B.S. in computer and mathematical sciences and an M.B.A., with a specialization in international finance, from the University of Western Australia.

Antonio Varano. Mr. Varano has served on our board of directors since April 20, 2007. Since October 2004, Mr. Varano has served as a director of Empress Ventures Pty Ltd., a private equity firm located in Perth, Western Australia, London, England and New York City. Since December 2001, Mr. Varano has served as a director of Cosmetics Development Ltd., a luxury cosmetics manufacturer and wholesaler located in San Francisco and London, England. Since 1989, Mr. Varano has served as a director of SBA Music Pty Ltd., a business to business music provider located in Sydney, Australia. Mr. Varano holds an M.B.A. from the University of Western Australia.

Martin Hurley. Mr. Hurley has served on our board of directors since May 30, 2007. From May, 2000 to May, 2007, Mr. Hurley was a Senior Pan-European Equities Executive in the Institutional Equity Division of Morgan Stanley, located in London, United Kingdom. Mr. Hurley holds a B.A. (Hons) in economics from the City Business School in London, United Kingdom.

William Bloking. Mr. Bloking has served on our board of directors since June 26, 2007. From April 2004 to January 2007, Mr. Bloking served as President of Australia-Asia Gas for BHP Billiton Petroleum in Australia. From May 1999 to April 2004, Mr. Bloking served first as Vice President and later as Chief Executive Officer of BHP Billiton Petroleum (North West Shelf).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the Commission reports of ownership and changes in ownership of our common stock and other equity securities. Executive officers, directors and greater than 10% stockholders are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based upon the review of copies of such reports, we believe that during the fiscal year ended May 31, 2007 all such filing requirements applicable to our officers, directors, and beneficial owners were complied with, except for the following: Cameron Reynolds, our Chief Executive Officer, has not yet filed a Form 4 with respect to a grant of options to purchase common stock; Jorge Nigaglioni, our Chief Financial Officer, filed a late Form 4 on August 27, 2007 to report an earlier grant of restricted common stock; David Pope, the Chief Operating Officer of Thatcher, filed a late Form 4 on June 15, 2007 to report an earlier grant of options to purchase common stock; Martin Hurley, a director, has not yet filed a Form 3 with respect to his appointment; Andrew Caminschi, a director, filed a late Form 4 on July 3, 2007, as amended, to report an earlier grant of restricted common stock; Laith Reynolds, a director, filed a late Form 4 on July 6, 2007 to report an earlier grant of options to purchase common stock; and Antonio Varano, a director, filed a late Form 4 on September 11, 2007 to report an earlier grant of restricted common stock.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We took an initial review of our policies in a management meeting in June 2007. We are currently reviewing plans to adopt a revised code of ethics that meets the definition of a "code of ethics" under applicable Commission regulations and have it in place by the second fiscal quarter

ITEM 10.         EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth summary compensation information for the fiscal years ended May 31, 2007 and May 31, 2006 for our Chief Executive Officer and our most highly compensated executive officer as of the end of the last fiscal year, collectively referred to as our Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Cameron Reynolds, President and Chief Executive Officer	2007	20,429.00	—	—	20,429.00
	2006	—	—	—	—

Jorge Nigaglioni, Chief Financial Officer	2006	27,589.00	—	—	27,589.00
	2005	—	—	—	—

Employment Agreements

We have an employment agreement with Mr. Reynolds, our Chief Executive Officer. Mr. Reynolds will be compensated with an annual salary of $66,000. The term of the agreement is five years. Pursuant to the terms of Mr. Reynolds’ employment agreement, we granted him options to purchase 1,000,000 shares of our common stock, which begin vesting on November 1, 2007.

We have an employment agreement with Mr. Nigaglioni, our Chief Financial Officer. Mr. Nigaglioni will be compensated with an annual salary of $90,000. The term of the agreement is five years. Pursuant to the terms of Mr. Nigaglioni’s employment agreement, we granted him 750,000 restricted common stock awards, which begin vesting on November 1, 2007.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes outstanding equity awards held by our Named Executive Officers as of May 31, 2007.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#) (1)	Number of Securities Underlying Unexercised Options (#) (1)	Option Exercise Price ($)	Option Expiration Date (2)	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Name	Exercisable	Unexercisable
Cameron Reynolds	—	1,000,000	0.50	11/01/2016	—	—

Jorge Nigaglioni	—	—	—	—	750,000	1,080,000

(1) Each option or restricted stock award vests 25% upon the first six month anniversary of the grant date and then in equal monthly installments over the next three years. Options and restricted stock awards are fully vested upon the fourth anniversary of the grant date.

(2) Options expire ten years from the grant date.

Director Compensation

Director Compensation Paid for the Fiscal Year

The following table summarizes the compensation paid to each of the Company’s directors during the fiscal year ended May 31, 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Strato Malamas(1)	25,000	—	—	—	25,000

Laith Reynolds	9,000	—	319,624	—	328,624

Andrew Caminschi	22,286	342,500	—	—	364,786

Antonio Varano	4,500	—	—	—	4,500

Martin Hurley	—	—	—	—	—

William Bloking	—	—	—	—	—

(1) Mr. Malamas resigned from our board of directors on April 20, 2007.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of July 31, 2007, concerning the ownership of common stock by (i) each our stockholders known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each current member of our board of directors and (iii) our named executive officers.

	Shares Beneficially Owned(2)
Name and Address of Beneficial Owner(1)	Number	Percent
Strato Malamas	32,220,000	32.90%
Chew Hua Seng	10,000,000	10.21%
Concord International Inc(3).	7,000,000	7.15%
Cameron Reynolds	1,000,000	1.02%
Jorge Nigaglioni(4)	1,500,000	1.53%
David Pope(5)	1,250,000	1.27%
Laith Reynolds(5)	1,250,000	1.27%
Andrew Caminschi(6)	2,000,000	2.04%
Antonio Varano(7)	875,000	*
Martin Hurley(8)	—	*
William Bloking(9)	—	*
All directors and executive officers as a group (7 persons)(10)	7,875,000	8.02%

*  Less than 1% of the outstanding shares of common stock.

(1)	Unless indicated otherwise, the address of each stockholder listed in the table is: c/o KAL Energy, Inc., 93-95 Gloucester Place, London, United Kingdom W1U 6JQ.

(2)
Beneficial ownership is based on information furnished by the individuals or entities and is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days of July 31, 2007 are deemed outstanding for computing the percentage of the person holding such options or warrants but are not deemed outstanding for computing the percentage of any other person. As of July 31, 2007, we had a total of 97,932,772 shares of common stock issued and outstanding. Except as indicated by footnote and subject to community property laws where applicable, to our knowledge, the companies and persons named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them.

(3)	The address for Concord International, Inc. is Saffery Square, Suite 205, Bank Lane, Nassau, Bahamas.

(4)	Includes of 750,000 shares of unvested restricted stock. The shares of restricted stock vest in equal six-month installments of 25% beginning November 1, 2007.

(5)	Includes 250,000 shares subject to options exercisable within 60 days of July 31, 2007.

(6)	Includes 750,000 shares of unvested restricted stock. The shares of restricted stock vest in equal six-month installments of 25% beginning May 1, 2007.

(7)	Consists of 875,000 shares of unvested restricted stock. The shares of restricted stock vest in equal six-month installments of 25% beginning May 1, 2008.

(8)	Mr. Hurley joined our board of directors on May 30, 2007.

(9)	Mr. Bloking joined our board of directors on June 26, 2007.

(10)	Includes 250,000 shares subject to options exercisable within 60 days of July 31, 2007 and 2,375,000 shares of unvested restricted stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We previously made four loans to Thatcher in the aggregate principal amount of US$615,000. These loans were payable on demand and were guaranteed by Cameron Reynolds, our Chief Executive Officer and President. These loans were cancelled upon completion of the reorganization transaction.

We entered into royalty agreements with the former shareholders of Thatcher, our wholly-owned subsidiary, or their nominees, pursuant to which we are required to make royalty payments of US$0.40 per metric ton of coal sold by us or our affiliates.

Thatcher, our wholly-owned subsidiary, entered into a loan agreement with Laith Reynolds, one of our directors, pursuant to which Mr. Reynolds made a loan to Thatcher in the principal amount of US$175,000. This loan carries no interest and is payable in full on demand. This loan was paid in full on February 28, 2007.

ITEM 13. EXHIBITS

Exhibit No.	Description
2.1
Agreement and Plan of Reorganization, dated as of December 29, 2006, by and between KAL Energy, Inc. and Thatcher Mining Pte. Ltd (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2007).

3.1
Certificate of Incorporation of KAL Energy, Inc. (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 26, 2002).

3.1.1
Certificate of Amendment to Certificate of Incorporation of KAL Energy, Inc., filed with the Delaware Secretary of State on March 2, 2007 (incorporated by reference to Exhibit 3.1.1 of our Registration Statement on Form SB-2, as amended, filed with the Securities and Exchange Commission on May 15, 2007).

3.2	Bylaws of KAL Energy, Inc. (incorporated by reference to Exhibit 3.2 of our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 26, 2002).

10.1	KAL Energy, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2007).+

10.2
Form of Stock Option Agreement (I) under the KAL Energy, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2007).+

10.3
Form of Stock Option Agreement (II) under the KAL Energy, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2007).+

10.4
Cooperation and Investment Agreement, dated as of January 7, 2007, by and among PT Bunyut Bara Mandiri, Thatcher Mining Pte Ltd., Fitri S. Astuty Goodwin and Sri Purwani (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2007).

10.5
Cooperation and Investment Agreement, dated as of January 7, 2007, by and among PT Graha Panca Karsa, Thatcher Mining Pte Ltd., Fitri S. Astuty Goodwin and Sri Purwani (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2007).

10.6
Royalty Agreement, dated as of December 29, 2006, by and among Essendon Capital Ltd., Carlton Corp., Concord International Inc., Thatcher Mining Pte Ltd. and KAL Energy (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2007).

10.7
Loan Agreement between Thatcher Mining Pte Ltd. and Laith Reynolds, dated as of December 4, 2006 (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2007).

10.8
Employment Agreement, dated as of February 9, 2007, by and between KAL Energy and Cameron Reynolds (incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2007).+

10.9
Employment Agreement, dated as of February 9, 2007, by and between KAL Energy and Jorge Nigaglioni (incorporated by reference to Exhibit 10.8 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2007).+

16.1
Letter dated March 12, 2007 from Morgan & Company to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2007).

21.1	List of Subsidiaries.

24.1	Power of Attorney (included on the signature page hereto).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

+ Indicates management contract or compensatory plan or arrangement

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) The aggregate fees billed by Kabani & Company, Certified Accountants, for the audit of the Company’s annual financial statement were $30,000 for the fiscal year ended May 31, 2007. The aggregate fees billed by Kabani & Company for review of the Company’s financial statements included in its quarterly report for the quarter ended February 28, 2007 were $10,000. In 2007 Kabani & Company also performed a special audit of Thatcher Mining Pte Ltd. as of September 30, 2006 as part of the Reorganization and billed the Company an aggregate of $10,000. In 2007 Kabani & Company billed an aggregate of $5,000 in additional fees for additional consents of their audit reports.

(2) The aggregate fees billed by Morgan & Company, Chartered Accountants, for audit of the Company's annual financial statements were $ 7,000 for the fiscal year ended May 31, 2006. The aggregate fees billed by Morgan & Company for review of the Company's financial statements included in its quarterly reports on Form 10-QSB were $4,194 during the period ended May 31, 2007 and $3,331 during the period ended May 31, 2006. In 2007 Morgan & Company billed an aggregate of $3,795 in additional fees for additional consents of their audit reports.

Tax Fees

(3) The aggregate fees billed by Kabani & Company for tax compliance, tax advice and tax planning were $0 for the fiscal year ended 2007.

(4) The aggregate fees billed by Morgan & Company for tax compliance, tax advice and tax planning were $0 for the fiscal year ended 2006.

All Other Fees

(5) Kabani & Company did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2006.

(6) Morgan & Company did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2006.

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our policy, pre-approval is generally provided for particular services or categories of services, including planned services, Project-based services and routine consultations. In addition, the Board may also pre-approve particular services on a case-by-case basis. Our Board approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAL ENERGY, INC.

Date: September 13, 2007	By:	/s/ Cameron Reynolds
Cameron Reynolds Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

We, the undersigned directors and officers of KAL Energy, Inc., do hereby constitute and appoint Cameron Reynolds and Jorge Nigaglioni, and each of them, as our true and lawful attorney-in-fact and agents with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney-in-fact and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto; and we do hereby ratify and confirm all that said attorney-in-fact and agent, shall do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CAMERON REYNOLDS (Cameron Reynolds)	Chief Executive Officer (Principal Executive Officer)	September 13, 2007

/s/ JORGE NIGAGLIONI (Jorge Nigaglioni)	Chief Financial Officer (Principal Financial and Accounting Officer)	September 13, 2007

/s/ LAITH REYNOLDS (Laith Reynolds)	Chairman and Director	September 13, 2007

/s/ ANDREW CAMINSCHI (Andrew Caminschi)	Director	September 13, 2007

/s/ ANTONIO VARANO (Antonio Varano)	Director	September 13, 2007

/s/ MARTIN HURLEY (Martin Hurley)	Director	September 13, 2007

/s/ WILLIAM BLOKING (William Bloking)	Director	September 13, 2007