Form 10QSB
period 2007-08-31
KAL ENERGY INC
filed 2007-10-22
CIK 1162895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2007

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to _____

KAL Energy, Inc.
(Formerly Patriarch, Inc.)
(Exact name of small business issuer as specified in its charter)

Delaware	333-97201	98-0360062
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification Number)

93-95 Gloucester Place, London, United Kingdom	W1U 6JQ
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number,:  (44) 20 7487 8426

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 97,932,772 at September 30, 2007.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

KAL ENERGY, INC. AND SUBSIDIARY
(FORMERLY PATRIARCH INC.)
(An Exploration Stage Company)

FIRST QUARTER FINANCIAL STATEMENTS
AUGUST 31, 2007
(Unaudited)

KAL ENERGY, INC. AND SUBSIDIARY
(FORMERLY PATRIARCH INC.)
 (An Exploration Stage Company)
CONSOLIDATED BALANCE SHEET

AUGUST 31, 2007

(Unaudited)
(Stated in US Dollars)

ASSETS

Current Assets
Cash and cash equivalents	$355,142
Prepaid expenses and other current assets	100,627
Total Current Assets	445,769

Notes receivable	341,070
Intangible assets, net	6,879,040

Total Assets	$7,675,879

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$341,886
Accrued exploration expenses	861,135
Shares to be issued	788,750
Total Current Liabilities	1,991,771

Stockholders’ Equity
Common Stock
Authorized:
100,000,000 voting common shares, par value $0.0001
Issued and outstanding:
97,932,772 common shares	9,793
Additional paid-in capital	13,012,039
Subscription receivable	(40,000)
Deficit Accumulated During The Exploration Stage	(7,297,724)
Total Stockholders' Equity	5,684,108

Total Liabilities and Stockholders' Equity	$7,675,879
The accompanying notes are an integral part of these unaudited consolidated financial statements

KAL ENERGY, INC. AND SUBSIDIARY
(FORMERLY PATRIARCH INC.)
 (An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2007 AND 2006
AND THE PERIOD FROM FEBRUARY 21, 2001 (INCEPTION) TO AUGUST 31, 2007

(Unaudited)
(Stated in US Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
	THREE MONTH PERIODS ENDED		FEBRUARY 21 2001 TO
	AUGUST 31		AUGUST 31
	2007	2006	2007

Net Revenue	$-	$-	$-

Operating Expenses
Exploration expenditures	1,425,746	-	2,674,563
Stock based compensation expense	1,527,396		2,828,768
Professional and consulting fees	210,277	4,349	900,498
General and administrative expenditures	376,317	70	938,617
Total Operating Expenses	3,539,736	4,419	7,342,446

Other income:
Interest Income	12,835	-	44,722

Net Loss	$(3,526,901)	$(4,419)	$(7,297,724)

Net Loss Per Common Share, basic and diluted	$(0.04)	$(0.00)

Basic and Diluted Weighted Average Number Of Common Shares Outstanding	97,884,923	11,718,818

Weighted average number of shares for dilutive securities has not been taken since the effect of dilutive securities is anti dilutive

The accompanying notes are an integral part of these unaudited consolidated financial statements

KAL ENERGY, INC. AND SUBSIDIARY
(FORMERLY PATRIARCH INC.)
 (An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2007 AND 2006
AND THE PERIOD FROM FEBRUARY 21, 2001 (INCEPTION) TO AUGUST 31, 2007
(Unaudited)
(Stated in US Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
	THREE MONTH PERIODS ENDED		FEBRUARY 21 2001 TO
	AUGUST 31		AUGUST 31
	2007	2006	2007
Cash Flows In Operating Activities:

Net loss for the period	$(3,526,901)	$(4,419)	$ (7,297,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	1,527,396	-	2,828,768
Stock issued for consulting services	-	-	222,500
Amortization expense	88,572	-	206,667
Increase in prepaid expenses and other current assets	(13,584)	-	(124,365)
Increase in accounts payable and accrued liabilities	875,033	(4,194)	959,672
Net cash used in operating activities	(1,049,484)	(225)	(3,204,481)

Cash Flows In Investing Activities:
Cash of acquired subsidiary	-		201,054
Cash investment in subsidiary	-	-	(10,000)
Net cash provided by investing activities	-	-	191,054

Cash Flows In Financing Activities:
Advances from shareholder	-	-	42,820
Payments to shareholders	-	-	(42,820)
Debt repayments	-	-	(198,000)
Advances on notes receivable	(50,000)	-	(753,995)
Proceeds from issuance of common stock	725,000	-	4,320,565
Net cash provided by financing activities	675,000	-	3,368,570

Decrease In Cash & cash equivalents	(374,484)	(225)	(355,142)

Cash And Cash Equivalents, Beginning Of Period	729,626	1,840	-

Cash And Cash Equivalents, End Of Period	$355,142	$1,615	355,142

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period
Interest	$-	$-	$ -
Income Taxes	$-	$-	$ -

Supplemental Disclosure of Non Cash Transactions

Shares issued to acquire subsidiary	-	-	6,400,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

KAL ENERGY, INC. AND SUBSIDIARY
(FORMERLY PATRIARCH INC.)
 (An Exploration Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $7,297,724 for the period from February 21, 2001 (inception) to August 31, 2007, its current liabilities exceed its cash balance by $1,636,629, of which $788,750 are non cash stock based liabilities, and has no revenue.  The Company's ability to continue as a going concern is dependent upon the continued financial support of its shareholders, its ability to generate sufficient cash flow to meet its obligations on a timely basis and, ultimately, to attain cash flow from profitable operations.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the quarter ended August 31, 2007, towards (i) obtaining additional equity (ii) management of accrued expenses and accounts payable (iii) searching for a suitable strategic partner. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying interim condensed consolidated financial statements are prepared in accordance with rules set forth in Regulation SB of the Securities and Exchange Commission. Accordingly, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements included in the Company's Form 10-KSB for the year ended May 31, 2007. In the opinion of management, all adjustments consisting of normal reccurring accruals have been made to the financial statements. The results of operation for the three months ended August 31, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2008.

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of Kal Energy, Inc. the accounts of its wholly owned subsidiaries, Thatcher and PT Kubar, and the accounts of the variable interest entities, PT. Bunyut Bara Mandiri and PT. Graha Panca Karsa (Note 8), collectively “the Company”. All significant inter-company transactions and accounts have been eliminated in consolidation.

Use of estimates

The preparation of financial statements is in conformity with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

3.   NOTES RECEIVABLE

As of August 31, 2007, the Company has two note receivables of $150,000 and $175,000 from two unrelated parties. The note receivables are both pledged by the shares to be purchased by the notes, with an interest rate of twelve month LIBOR plus 5%, and due on demand. The Company has recorded $16,070 of interest receivable against this loan. (Refer to note 8).

4.  PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits at August 31, 2007 are as follows:
Prepaid expenses	$75,091

Deposits	25,536

Total Prepaid expenses	$100,627

Prepaid expenses include $30,484 prepayments for insurance policies, $14,826 prepayments for advertisement, $21,281 prepayments for services and $8,500 is employee advances of other prepayments.

Deposits include $15,746 rent deposit and $9,790 security deposits.

5.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued expenses at August 31, 2007 are as follows:
Accounts payable	$341,886

Accrued exploration expenses	861,135

Accrued expenses	131,668

Total Accounts payable and accrued expenses	$1,203,021

6.  INTANGIBLE ASSETS

The Company entered into two Investment and Cooperation agreements with PT Graha Panca Karsa (“PT GPK”) and PT Bunyut Bara Mandiri (“PT BBM”). The Company will provide mining services in exchange for a share of revenues derived from any coal sales. The Company shall be entitled to all net proceeds from sale of minerals arising out of the Project, save for a 1% net smelter royalty. The Company has recorded this asset at its fair value of $7,085,706 and is amortizing it over 20 years.

Gross Value of Agreements	$7,085,706
Amortization	(206,666)
Net Intangible assets	$6,879,040

7.   RELATED PARTY TRANSACTIONS

        The company uses the services of Mining House Ltd. for IT and administrative services. Three of our directors and our chief executive officer, who is also the sole shareholder of Mining House Ltd., are directors in the service company. Payments for such services during the three month period ended August 31, 2007 amounted to $47,371.

The Company has a rental agreement with PB Commodities (“PBC”) for office space in Singapore. “PBC” is owned by Concord International, a shareholder of KAL. Rental payments made under this agreement totaled $14,410 for the three month period ended August 31, 2007.

The Company uses Asia Consultancy Group Pte Ltd. (“ACG”) for exploration consulting services. ACG is through Concord International, a shareholder of KAL. Total payments made for the three month period ended August 31, 2007 totaled $259,202.

8.  SHAREHOLDER’S EQUITY

During the quarter ended August 31, 2007, the Company raised $750,000 at a price of $0.80 shares, representing 937,500 voting common shares to be issued. As part of this private placement, the Company also issued 937,500 warrants at a price of $1.42.

During the quarter ended August 31, 2007, the company issued 80,000 shares against exercise of options at an exercise price of $0.5 per share. The company has not received the exercise price as of date. As of August 31, 2007, $40,000 has been recorded as subscription receivable on the accompanying financials.

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

The Company also affected a 4 for 1 stock split on December 20, 2006. The stock split resulted in an additional 35,341,454 voting common shares, resulting in 47,375,272 post-split shares outstanding (11,843,818 pre-split shares). All the shares have been retroactively restated.

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

In addition, simultaneously with closing under the Reorganization Agreement, the Company completed a private placement offering of a total of 17,615,000 shares of the Company’s common stock for aggregate proceeds to the Company of $3,523,000 (the “Private Placement”). As of February 28, 2007, 17,115,000 shares was issued and $3,423,000 cash was received. In conjunction with completion of the Private Placement offering, the Company paid consulting fees of $68,000 and legal expenses of $20,000 in cash, and also issued a total of 1,112,500 shares of restricted stock as compensation for certain legal services and as payment of consulting fees.

The acquisition was accounted under the Purchase method of accounting. The results of the Company include the results of Thatcher as of February 9, 2007, through the closing of the Reorganization Agreement. The cost of the acquisition was $6,400,000, plus $625,000 of intercompany loans and the resulting intangibles assets were recorded (see note 7).

The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed:

Cash	$201,054
Notes receivable	187,424
Prepaid expenses and other current assets	19,907
Intangible assets	12,718,168
Total Assets	$13,126,553

Accounts payable and accrued liabilities	$271,091
Notes payable	198,000
Total liabilities	$469,091

Net asset acquired	$12,657,462

Consideration paid:
Total cost of investment	$7,025,000
Total Acquisition cost	$12,657,462
Negative goodwill	$(5,632,562)

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

The pro forma information below shows the impact of Thatcher’s operations on the Company’s results as if it had been combined at the beginning of the three month period ended August 31, 2006 and period from inception to August 31, 2007, respectively.

Statement of Operations	Three Months Ended August 31, 2006	Cumulative Period From Inception February 21, 2001 to August 31, 2007
	(unaudited)	(unaudited)

Revenue	$-	$-

Expenses
Exploration expenditures	81,551	3,176,817
Stock based compensation expense		2,828,768
Professional and consulting fees	12,369	993,566
General and administrative expenditures	70	862,880
Total Expenses	(93,990)	(7,861,915)

Interest Income	-	46,374

Net Loss	$(93,990)	$(7,815,541)

Earnings Per Share
Basic	$(0.01)

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

ACCOUNTING AFTER INITIAL MEASUREMENT OF VIE - Subsequent accounting for the assets, liabilities, and non-controlling interest of a consolidated variable interest entity are accounted for as if the entity were consolidated based on voting interests and the usual accounting rules for which the VIE operates are applied as they would to a consolidated subsidiary as follows:
· carrying amounts of the VIE are consolidated into the financial statements of the Company as the primary beneficiary (referred as "Primary Beneficiary" or "PB");

· inter-company transactions and balances, such as revenues and costs, receivables and payables between or among the Primary Beneficiary and the VIE(s) are eliminated in their entirety; and

· because there is no direct ownership interest by the Primary Beneficiary in the VIE, equity of the VIE is eliminated with an offsetting credit to minority interest.

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

As of August 31, 2007, the Company has consolidated PT GPK and PT BBM’s financial statements for the three month period then ended in the accompanying financial statements. PT GPK and PT BBM did not have any operations through August 31, 2007.

11.  EXPLORATION EXPENDITURES

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

Manpower	$535,240
Site Expenses	458,881
Equipment	314,501
Travel	117,125
$1,425,746

12. STOCK BASED COMPENSATION EXPENSE

Description of Stock-Based Compensation Plan

Stock Incentive Plan (SIP) Effective April 27, 2007, we adopted the SIP. Under the provisions of the SIP, the company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and stock awards to our officers, directors and key employees, as well as to consultants and other persons who provide services to us. The SIP has a maximum contractual term of ten years. As of August 31, 2007, securities authorized and available for issuance in connection with our SIP were 10,775,000. Under the terms of the SIP, in no event shall the number of shares authorized for issuance in connection with the SIP exceed 12 million shares.

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

Stock-Based Payment Award Activity

The following table summarizes equity share-based payment award activity in 2007:
		Available For Grant		Shares		Weighted Average Exercise Price
Outstanding at May 31, 2006	-		-		-
Plan		12,000,000		-		$0.94
Granted		(10,775,000)		10,775,000		$1.19
Exercised		-		(125,000)		$1.37
Cancelled		-		-		-
Plan Shares Expired		-		-		-
Outstanding at May 31, 2007	1,225,000		10,650,000		$1.44
Plan		-		-		$0.94
Granted		-		-		$1.19
Exercised		-		(205,000)		$1.37
Cancelled		-		-		-
Plan Shares Expired		-		-		-
Outstanding at August 31, 2007	1,225,000		10,570,000		$1.44

No stock or options were forfeited, cancelled or expired during the three month period ended August 31, 2007.

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$0.50	8,150,000	9.9	$0.50	$7,661	750,000	9.9	$0.50	$705

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the company's closing stock price of $1.44 on May 31, 2007, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. The total number of in-the-money stock option awards exercisable on August 31, 2007 was 670,000. The Company has not received any cash under the plan.

13. COMMITMENTS AND CONTINGENCIES

Office space is rented under a non-cancelable operating lease agreements expiring through September 2008. Rent expense was $4,512 for the three month periods ended August 31, 2008, and from inception (February 21, 2001) to August 31, 2007.

Future minimum rental payments are as follows:

Years Ending August 31,
2008	$55,055
2009	4,588
$59,643

The Company is subject to legal proceedings, claims, and litigation arising in the normal course of business. While the outcome of these matters is currently not determinable, the Company does not expect the resolutions of any such matters to have a material impact on the Company’s financial position, results of operations, or cash flows. As of August 31, 2007, there are no pending litigations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions. We can give no assurance that such expectations will prove to be correct. Should any one or more of such risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described in this Form 10-QSB. There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen development s will not occur. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-QSB.

Plan of Operation

Our plan of operation for the twelve months following the date of this Quarterly Report on Form 10-QSB is to continue the current Phase II drilling program that started on in July 2007 in the coal concessions in Kalimantan, Indonesia. We expect this program to run through the first half of the calendar year 2008. This program will cost approximately $4,000,000. The program is designed to further define the known seams to Joint Ore Reserves Committee, or JORC, Compliant measured status, determine the mineability of our concessions and to explore other prospective areas of our concessions for additional resources.

As of August 31, 2007, we had $355,142 in cash in our accounts. We will be seeking to raise additional working capital of approximately $5,000,000 by the last quarter of 2007 to fund capital and operational costs to get us through the Phase II drilling program and from there raise the necessary funding to complete all feasibility and pre-production costs to get us to early production.

Results Of Operations

Three-month period ended August 31, 2007 compared to the three-month period ended August 31, 2006

Revenues

We have not earned any revenue from our operations from the date of our incorporation on February 21, 2001 through August 31, 2007. Our activities have been financed from the proceeds of private placement offerings of our common stock. We do not anticipate earning any revenue until we have obtained additional capital to fund early production from our coal concessions.

Expenses

We incurred $1,425,746 of exploration expenses related to the coal concessions in Indonesia. These funds were incurred in completing the Phase I drilling programme to get a JORC compliant measured resource of 204 million tones and to continue ground work to further define both the resource and mineability of the Graha concession. Stock based compensation expense increased to $1,527,396 from the prorated expense of our granted options and restricted shares. Professional and consulting fees for the three month period ended August 31, 2007 increased to $210,277, as compared to $4,349 for the three month period ended August 31, 2006. We incurred significant consulting expenses related to the planning of the next phase of our business plan, as well as legal expenses related to both our current and prospective financing activities. General and administrative expenses for the three month period ended August 31, 2007 increased to $376,317, as compared to $70 for the three month period ended August 31, 2006. The increased costs resulted from salaries and directors fees, facilities expense, travel, investor relations and amortization of intangibles. Our expenses totaled $2,879,921 versus proforma expenses of $4,244,509 in the previous year. This increase in our rate of expenditure is due to the start of the bulk of our exploration activities in February 2007 following our reorganization transaction.

Loss

Net loss for the three month period ended August 31, 2007 increased to $3,526,901, as compared to $4,419 for the three month period ended August 31, 2006. The increased loss was due to an increase in expenses, as discussed above. We have not attained profitable operations and are dependent upon obtaining additional financing to move from our exploration activities to our initial production. Our proforma losses increased to $7,815,541, which increase resulted from continued spending on the exploration of the Graha property.

Capital Resources

As of August 31, 2007, we had current assets of $445,769, consisting of $355,142 in cash and $100,627 in prepaid expenses and deposits.

Liabilities

As of August 31, 2007, we had liabilities of $1,991,771, consisting of accounts payable and accrued liabilities $1,203,021 and shares to be issued $788,750.  This increase in liabilities puts us in a position where our liabilities exceed cash reserves as of August 31, 2007.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based upon their evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-QSB to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarterly period ended August 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Section 404 Compliance

Section 404 of the Sarbanes-Oxley Act of 2002 requires management's review and evaluation of our internal control over financial reporting beginning with our Annual Report on Form 10-KSB for the fiscal year ending May 31, 2008, and an attestation of the effectiveness of these controls by our independent registered public accounting firm beginning with our Annual Report on Form 10-KSB for the fiscal year ending May 31, 2009. We plan to dedicate significant resources, including management time and effort, and to incur substantial costs in connection with our Section 404 assessment. We will continue to work to improve our controls and procedures, and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 10, 2007, we entered into subscription agreements with 3 investors pursuant to which we agreed to sell an aggregate of 937,500 shares of our common stock at a purchase price of $0.80 per share, which resulted in net proceeds to us of approximately $750,000. We also issued the investors warrants to purchase up to an aggregate of 937,500 shares of our common stock at an exercise price of $1.428 per share, which exercise price equals the closing offer price of our common stock on the National Association of Securities Dealer’s Over-The-Counter Bulletin Board on June 10, 2007, plus a five percent (5%) premium. The closing of the private placement transaction occurred on June 10, 2007.

The shares of common stock sold in the private placement were offered and sold in reliance upon exemptions from registration pursuant to Regulation S promulgated under the Securities Act. The shares of our common stock were offered and sold in “offshore transactions,” as defined in Regulation S, and no “directed selling efforts,” as defined in Regulation S, were made in the United States by us, a distributor of our shares of common stock, any of their or our respective affiliates, or any person acting on behalf of any of the foregoing. In addition, the subscription agreements contain representations to support our reasonable belief that the investors in the private placement were non-“U.S. persons,” as defined by Regulation S.

We intend to use the proceeds from the private placement to proceed with Phase II drilling in the coal concessions with the remainder being applied towards general corporate purposes, including acquisitions, marketing, office expansion and working capital.

ITEM 6. EXHIBITS.

The exhibits set forth below are filed as part of this Quarterly Report on Form 10-QSB:

Exhibit Number	Description
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of KAL Energy, Inc.’s Current Report on Form 8-K filed on October 17, 2007).
10.2	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.2 of KAL Energy, Inc.’s Current Report on Form 8-K filed on October 17, 2007).
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.*
32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*
32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAL ENERGY, INC.

Dated: October 22, 2007	/s/ Cameron Reynolds
Cameron Reynolds Chief Executive Officer

Dated: October 22, 2007	/s/ Jorge Nigaglioni
Jorge Nigaglioni Chief Financial Officer (Principal Financial and Accounting Officer)