Form 10KSB/A
period 2007-05-31
KAL ENERGY INC
filed 2007-10-26
CIK 1162895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-KSB of KAL Energy, Inc. (“we,” “our,” or “us”) for the fiscal year ended May 31, 2007, which was originally filed with the Securities and Exchange Commission on September 13, 2007, is being filed solely to amend the language of Part II, Item 8A in accordance with the provisions of Item 307 and Item 308 of Regulation S-B. This Amendment No. 1 does not reflect events occurring after September 13, 2007, the date of the filing of our original Form 10-KSB, or modify or update those disclosures that may have been affected by subsequent events.

PART II
ITEM 8A.	CONTROLS AND PROCEDURES

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

Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-KSB. Based upon their evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-KSB to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarterly period ended May 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III
ITEM 13.	EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAL ENERGY, INC.

Date: October 26, 2007	By:	/s/ Cameron Reynolds
Cameron Reynolds Chief Executive Officer
(Principal Executive Officer)