Form 10QSB
period 2007-11-30
KAL ENERGY INC
filed 2008-01-14
CIK 1162895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to _____

KAL Energy, Inc.
(Formerly Patriarch, Inc.)
(Exact name of small business issuer as specified in its charter)

Delaware	333-97201	98-0360062
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification Number)

93-95 Gloucester Place London, United Kingdom	W1U 6JQ
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (44) 20 7487 8426

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 99,182,772 at December 31, 2007.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

KAL ENERGY, INC. AND SUBSIDIARIES
(FORMERLY PATRIARCH INC.)
 (An Exploration Stage Company)
CONSOLIDATED BALANCE SHEET
NOVEMBER 30, 2007
(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$692,735
Prepaid expenses and other current assets	121,429
Total Current Assets	814,164

Notes receivable	349,115
Intangible assets, net	6,790,468

Total Assets	$7,953,747

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$651,765
Accrued exploration expenses	1,144,464
Shares to be issued	1,239,010
Notes payable - related parties	75,000
Total Current Liabilities	3,110,239

Stockholders’ Equity
Common Stock
Authorized:
500,000,000 voting common shares, par value $0.0001
Issued and outstanding:
98,932,772 common shares	9,893
Additional paid-in capital	15,300,183
Subscription receivable	(40,000)
Deficit Accumulated During The Exploration Stage	(10,426,568)
Total Stockholders' Equity	4,843,508

Total Liabilities and Stockholders' Equity	$7,953,747

-	The accompanying notes are an integral part of these unaudited consolidated financial statements

KAL ENERGY, INC. AND SUBSIDIARIES
(FORMERLY PATRIARCH INC.)
 (An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2007 AND 2006
AND FOR THE PERIOD FROM FEBRUARY 21, 2001 (INCEPTION) TO NOVEMBER 30, 2007
(Unaudited)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					FEBRUARY 21
	THREE MONTH PERIODS ENDED		SIX MONTH PERIODS ENDED		2001 TO
	NOVEMBER 30		NOVEMBER 30		NOVEMBER 30
	2007	2006	2007	2006	2007

Net Revenue	$-	$-	$-	$-	$-

Operating Expenses
Exploration expenditures	946,506	-	2,372,251		3,621,069
Stock based compensation expense	1,551,245		3,078,640		4,380,313
Professional and consulting fees	164,793	10,628	375,070	14,977	1,065,291
General and administrative expenditures	475,374	490	851,461	560	1,413,991
Total Operating Expenses	3,137,918	11,118	6,677,422	15,537	10,480,364

Other income:
Interest Income	9,074	-	21,908	-	53,796

Net Loss	$(3,128,844)	$(11,118)	$(6,655,514)	$(15,537)	$(10,426,568)

Net Loss Per Common Share, basic and diluted	$(0.03)	$(0.00)	$(0.03)	$(0.00)
Basic and Diluted Weighted Average Number Of Common Shares Outstanding	98,286,413	11,732,554	98,038,614	11,725,649

Weighted average number of shares for dilutive securities has not been taken since the effect of dilutive securities is anti dilutive
The accompanying notes are an integral part of these unaudited consolidated financial statements

KAL ENERGY, INC. AND SUBSIDIARIES
(FORMERLY PATRIARCH INC.)
 (An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED NOVEMBER 30, 2007 AND 2006
AND THE PERIOD FROM FEBRUARY 21, 2001 (INCEPTION) TO NOVEMBER 30, 2007
(Unaudited)
(Stated in US Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			FEBRUARY 21
	SIX MONTH PERIODS ENDED		2001 TO
	NOVEMBER 30		NOVEMBER 30
	2007	2006	2007
Cash Flows In Operating Activities:

Net loss for the period	$(6,655,514)	$(15,537)	$(10,426,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	3,078,641	-	4,380,013
Stock issued for consulting services	-	-	222,500
Amortization expense	177,143	-	295,238
Increase in prepaid expenses and other current assets	(42,431)	-	(153,212)
Increase in accounts payable and accrued liabilities	1,468,011	(2,830)	1,552,881
Net cash used in operating activities	(1,974,150)	(9,210)	(4,129,148)

Cash Flows In Investing Activities:
Cash of acquired subsidiary	-	-	201,054
Cash investment in subsidiary	-	-	(10,000)
Net cash provided by investing activities	-	-	191,054

Cash Flows In Financing Activities:
Advances from shareholder	75,000	-	117,820
Payments to shareholders	-	-	(42,820)
Debt repayments	-	-	(198,000)
Advances on notes receivable	(50,000)	-	(753,995)
Proceeds from issuance of common stock	1,912,259	-	5,507,824
Net cash provided by financing activities	1,937,259	-	4,630,829

Decrease In Cash & cash equivalents	(36,891)	(9,210)	(692,735)

Cash And Cash Equivalents, Beginning Of Period	729,626	9,018	-

Cash And Cash Equivalents, End Of Period	$692,735	$(192)	$692,735

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period
Interest			$-
Income Taxes	$-	$-	$-

Supplemental Disclosure of Non Cash Transactions

Shares issued to acquire subsidiary	-	-	6,400,000

KAL ENERGY, INC. AND SUBSIDIARIES
(FORMERLY PATRIARCH INC.)
 (An Exploration Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND GOING CONCERN

a)  Organization and Change of Name

Kal Energy, Inc. (formerly, Patriarch, Inc.) (“the Company” or “We”) was incorporated on February 21, 2001 in the State of Delaware. On November 14, 2006 of the Company’s stockholders voted to amend the Company’s Articles of incorporation to change the Company’s name to KAL Energy, Inc. This amendment took effect on December 20, 2006. The Company was formed for the purpose of acquiring exploration and exploration stage natural resource properties and is in the pre-exploration stage. The Company’s operations are performed by its wholly owned subsidiary, Thatcher Mining Pte. Ltd, a corporation formed under the laws of the Republic of Singapore on June 8, 2006 (“Thatcher”) and acquired by the Company on February 9, 2007. The Company formed PT Kubar Resources (Kubar), a limited liability foreign investment (PMA) company corporation under the laws of the Republic of Indonesia on April 12, 2007, and completed its registration on June 6, 2007. Kubar is owned 99% by Thatcher and 1% by the Company, making it a wholly owned subsidiary of the Company. The Company acquired Finchley Resources Pte. Ltd. (Finchley), a corporation formed under the laws of the Republic of Singapore on September 12, 2007.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $10,426,568 for the period from February 21, 2001 (inception) to November 30, 2007, its current liabilities exceed its cash balance by $2,296,075, of which $1,239,010 are non cash stock based liabilities, and has no revenue.  The Company's ability to continue as a going concern is dependent upon the continued financial support of its stockholders, its ability to generate sufficient cash flow to meet its obligations on a timely basis and, ultimately, to attain cash flow from profitable operations.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the quarter ended November 30, 2007, towards (i) additional working capital through the issuance of the Company’s equity securities, (ii) management of accrued expenses and accounts payable, and (iii) searching for a suitable strategic partner. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying interim condensed consolidated financial statements are prepared in accordance with rules set forth in Regulation SB promulgated by the Securities and Exchange Commission. Accordingly, these statements do not include all disclosures required under generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company's Form 10-KSB for the fiscal year ended May 31, 2007. In the opinion of management, all adjustments consisting of normal recurring accruals have been made to the financial statements. The results of operation for the three months ended November 30, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2008.

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of Kal Energy, Inc. the accounts of its wholly owned subsidiaries, Thatcher, PT Kubar and Finchley, and the accounts of the variable interest entities, PT. Bunyut Bara Mandiri and PT. Graha Panca Karsa (Note 8), collectively “the Company”. All significant inter-company transactions and accounts have been eliminated in consolidation.

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

Recent pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measuring and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of the 2008 fiscal year. Management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of SFAS No. 158 in preparing those financial statements:

•	A brief description of the provisions of SFAS No. 158.

•	The date that adoption is required.

•	The date the employer plans to adopt the recognition provisions of SFAS No. 158, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Management is currently evaluating the effect of this pronouncement on financial statements.

In February 2007, FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in FAS 159. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

FAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning June 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations”. SFAS No. 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after May 31, 2009.

3.   NOTES RECEIVABLE

As of November 30, 2007, the Company has two note receivables of $150,000 and $175,000 from two unrelated parties. The note receivables are both pledged by the shares to be purchased by the notes, with an interest rate of twelve month LIBOR plus 5%, and due on demand. The Company has recorded $24,115 of interest receivable against these notes. (Refer to note 8).

4.  PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits at November 30, 2007 are as follows:

Prepaid expenses	$60,797
Funds in transit	40,000
Deposits	20,632
Total Prepaid expenses	$121,429

Prepaid expenses include $14,353 prepayments for insurance policies, $5,968 prepayments for advertisement, $15,226 prepayments for services, $9,681 for employee advances of other prepayments and $15,569 of withholding tax receivable.

Deposits include $10,842 rent deposit and $9,790 security deposits.

5.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued expenses at November 30, 2007 are as follows:

Accounts payable	$367,678
Accrued expenses	364,087
Total Accounts payable and accrued expenses	$731,765

6.  INTANGIBLE ASSETS

The Company entered into two Investment and Cooperation agreements with PT Graha Panca Karsa (“PT GPK”) and PT Bunyut Bara Mandiri (“PT BBM”). Pursuant to these agreements, the Company will provide mining services in exchange for a share of revenues derived from any coal sales. The Company shall be entitled to all net proceeds from the sale of minerals arising out of the project, save for a 1% net smelter royalty. The Company has recorded this asset at its fair value of $7,085,706 and is amortizing it over 20 years.

Gross Value of Agreements	$7,085,706
Amortization	(295,238)
Net Intangible assets	$6,790,468

7.   RELATED PARTY TRANSACTIONS

        The Company uses the services of Mining House Ltd. for IT and administrative services. These also include travel and other administrative expenses. Two of the Company’s directors and the Company’s previous chief executive officer, who is also the sole shareholder of Mining House Ltd., are directors in Mining House Ltd. Payments for such services during the three month and six month periods ended November 30, 2007 amounted to $81,003 and $128,374, respectively. Payments for such services during the three month and six month periods ended November 30, 2006 amounted to $0 and $0, respectively

The Company has a rental and services agreements with PB Commodities (“PBC”) for office space in Singapore. “PBC” is owned by Concord International (“Concord”), a stockholder of the Company. Rental and service payments made under this agreement totaled $20,190 and $34,600, respectively for the three month and six month periods ended November 30, 2007. Rental payments made under this agreement totaled $0 and $0, respectively for the three month and six month periods ended November 30, 2006.

The Company uses Asia Consultancy Group Pte Ltd. (“ACG”) for exploration consulting services. These also include travel and other administrative expenses. ACG is owned by Concord. Total payments made for the three month and six month periods ended November 30, 2007 totaled $184,291 and $443,493, respectively. Total payments made for the three month and six month periods ended November 30, 2006 totaled $0 and $0, respectively.

The Company entered into a Loan Agreement with Concord on September 28, 2007, for $50,000. The loan carries no interest and is payable in full upon demand by Concord. Concord will provide notice of up to 90 days, after which time payment will be made.

The Company entered into a Loan Agreement with Laith Reynolds, the Company’s Chairman of the Board and a stockholder of the Company, on November 28, 2007, for $25,000. The loan carries no interest and is payable in full upon demand by Mr. Reynolds, after completion of the first US$ 3,000,000 in the most recent private placement.

8.  SHAREHOLDER’S EQUITY

During the quarter ended November 30, 2007, the Company raised $1,232,510 at a price of per $0.15 share, representing 8,216,733 voting common shares to be issued. There are an additional 6,500 shares to be issued as finders fees related to this raise. Year to date, the Company has raised 1,982,510, for a total of 9,191,733 shares.

During the quarter ended August 31, 2007, the Company raised $750,000 at a price of $0.80 shares, representing 937,500 voting common shares. As part of this private placement, the Company also issued 937,500 warrants at a price of $1.42.

During the quarter ended August 31, 2007, the company issued 80,000 shares against exercise of options at an exercise price of $0.5 per share. The Company has not received the exercise price as of November 30, 2007. As of November 30, 2007, $40,000 has been recorded as subscription receivable on the accompanying financials.

During the year ended May 31, 2007 the Company issued 17,615,000 voting common shares for total of $3,523,000. The issuance is recorded net of the expenses and payments of the fund raising expenses. The direct costs related to this stock sale, including legal and professional fees, were deducted from the related proceeds and the net amount in excess of par value was recorded as additional paid-in capital. In conjunction with the completion of the private placement offering, the Company paid legal expenses of $20,000 in cash The Company also issued 1,112,500 shares of restricted stock valued at $222,500 as consulting fees.

The Company also affected a 4 for 1 stock split on December 20, 2006. The stock split resulted in an additional 35,341,454 voting common shares, resulting in 47,375,272 post-split shares outstanding (11,843,818 pre-split shares). All of the shares have been retroactively restated.

On January 18, 2007, the board of directors approved an amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares off common stock from 100,000,000 to 500,000,000. On January 19, 2007, shareholders of record holding a majority of the currently issued and outstanding common stock approved the amendment. The amendment became effective on March 2, 2007.

On April 12, 2007, the board of directors approved a stock compensation plan for employees and outside contractors. The Company authorized 12,000,000 shares for use in such plan. As of November 30, 2007, 825,833 shares and 2,737,500 options had vested under such plan. See note 9.

9.  BUSINESS COMBINATION

On September 12, 2007, the Company acquired the operations of Finchley. The transaction was transfer from the shareholder of Finchley to the Company. Finchley had no assets and only had expenses from its incorporation. The entity was acquired for the purpose of transacting exploration in Mongolia.

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

In addition, simultaneously with closing under the Reorganization Agreement, the Company completed a private placement offering of a total of 17,615,000 shares of the Company’s common stock for aggregate proceeds to the Company of $3,523,000 (the “Private Placement”). As of February 28, 2007, 17,115,000 shares were issued and $3,423,000 cash was received. In conjunction with completion of the Private Placement offering, the Company paid consulting fees of $68,000 and legal expenses of $20,000 in cash, and also issued a total of 1,112,500 shares of restricted stock as compensation for certain legal services and as payment of consulting fees.

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

The pro forma information below shows the impact of Thatcher’s operations on the Company’s results as if it had been combined at the beginning of the three month period ended August 31, 2006 and period from inception to November 30, 2007, respectively.

Statement of Operations	Six Months Ended November 30, 2006	Cumulative Period From Inception February 21, 2001 to November 30, 2007
	(unaudited)	(unaudited)

Revenue	$-	$-

Expenses
Exploration expenditures	228,884	4,123,323
Stock based compensation expense	-	4,380,013
Professional and consulting fees	13,625.30	1,158,359
General and administrative expenditures	5,031	1,338,138
Total Expenses	(247,540)	(10,999,833)

Interest Income	1	55,448

Net Loss	$(247,539)	$(10,944,385)

Earnings Per Share
Basic	$(0.01)

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

ACCOUNTING AFTER INITIAL MEASUREMENT OF VIE - Subsequent accounting for the assets, liabilities, and non-controlling interest of a consolidated variable interest entity are accounted for as if the entity were consolidated based on voting interests and the usual accounting rules for which the VIE operates are applied as they would to a consolidated subsidiary as follows:

•	carrying amounts of the VIE are consolidated into the financial statements of the Company as the primary beneficiary (referred to as "Primary Beneficiary" or "PB");

•	inter-company transactions and balances, such as revenues and costs, receivables and payables between or among the Primary Beneficiary and the VIE(s) are eliminated in their entirety; and

•	because there is no direct ownership interest by the Primary Beneficiary in the VIE, equity of the VIE is eliminated with an offsetting credit to minority interest.

INITIAL MEASUREMENT OF VIE- The Company initially measures the assets, liabilities, and non-controlling interests of the VIEs at their fair values at the date of the acquisitions.

At February 28, 2007, the company provided funds to two individuals for their purchase of 1,000,000 or 100% of the 1,000,000 outstanding shares of PT Graha Panca Karsa (“PT GPK”) and 1,000,000 or 100% of the 1,000,000 outstanding shares of PT Bunyut Bara Mandiri (“PT BBM”), exploration stage companies involved in the exploration of coal concessions in East Kalimantan, Indonesia.   The Company has been the sole source of funding to the shareholders of PT GPK since 2006 to acquire the shares in PT GPK through advances made under a loan agreement.  Such advances totaled $175,000 for the shareholders of PT GPK and $150,000 for the shareholders of PT BBM, at November 30, 2007. The Company is considered the primary beneficiary as it stands to it stands to absorb the majority of the VIE’s expected losses.

As of November 30, 2007, the Company has consolidated PT GPK and PT BBM’s financial statements for the three month period and six month periods then ended in the accompanying financial statements. PT GPK and PT BBM did not have any operations through November 30, 2007.

11.  EXPLORATION EXPENDITURES

In 2006, Thatcher commenced exploration in properties in Kalimantan, Indonesia. Exploration expenses were performed by outside contractors, who billed all resources used individually between manpower, travel, equipment rentals, phone and other expenses. The bulk of all expenditures was manpower, including the chief geologist, operations manager, site manager and site personnel from various contractors, and were utilized to make preliminary assessments of the properties providing mining services for initial property assessment and preparing for the phase I drilling program. The initial measurements of the quantity and quality of coal seams were made on two properties in East Kalimantan, Indonesia as well as study the logistics for processing the coal in site and delivering it to customers. Additionally, the Company has performed due diligence exploration in Mongolia, on a property for potential acquisition.

	Three Months Ended November 30, 2007	Six Months Ended November 30, 2007
Manpower	$477,643	$932,883
Site Expenses	228,086	766,966
Equipment	121,515	436,016
Travel	119,261	236,386
	$946,506	$2,372,251

12. STOCK BASED COMPENSATION EXPENSE

Description of Stock-Based Compensation Plan

Stock Incentive Plan (SIP) Effective April 27, 2007, we adopted the SIP. Under the provisions of the SIP, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and stock awards to our officers, directors and key employees, as well as to consultants and other persons who provide services to us. The SIP has a maximum contractual term of ten years. As of November 30, 2007, securities authorized and available for issuance in connection with our SIP were 8,436,667. Under the terms of the SIP, in no event shall the number of shares authorized for issuance in connection with the SIP exceed 12 million shares.

Valuation Assumptions

For all periods presented, the fair value of stock-based compensation made under the SIP was estimated using the Black-Scholes option pricing model.

The weighted average assumptions used for options granted, ESPP purchases and the LTPP in 2007 was as follows:

2007
Stock Option Plan
Risk-free interest rate	4.39%
Dividend yield	0%
Volatility	94%
Expected life	10 years

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

Stock-Based Payment Award Activity

The following table summarizes equity share-based payment award activity in 2007:

	Warrants	Shares	Weighted Average Exercise Price
Outstanding at May 31, 2006	-	-	-
Plan	12,000,000	-	$0.94
Granted	(10,775,000)	10,775,000	$1.19
Exercised	-	(125,000)	$1.37
Cancelled	-	-	-
Plan Shares Expired	-	-	-
Outstanding at May 31, 2007	1,225,000	10,650,000	$1.44
Plan	-	-	$0.94
Granted	(1,865,000)	-	$1.19
Exercised	-	(205,000)	$1.37
Cancelled	1,325,000	-	-
Plan Shares Expired	-	-	-
Outstanding at November 30, 2007	685,000	10,570,000	$1.44

No stock or options were forfeited, cancelled or expired during the three month period ended November 30, 2007.

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$0.30-$0.50	8,301,667	9.9	$0.46	$2,491	2,657,500	9.9	$0.50	$532

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the company's closing stock price of $0.30 on November 30, 2007, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. The total number of in-the-money stock option awards exercisable on November 30, 2007 was 2,657,500. The Company has not received any cash under the plan.

13. COMMITMENTS AND CONTINGENCIES

Office space is rented under a non-cancelable operating lease agreements expiring through September 2008. Rent expense was $13,963 for the three month periods ended November 30, 2007, and $62,844 from inception (February 21, 2001) to November 30, 2007.

Future minimum rental payments are as follows:

Years Ending November 30, 2008	$64,000

The Company is subject to legal proceedings, claims, and litigation arising in the normal course of business. While the outcome of these matters is currently not determinable, the Company does not expect the resolutions of any such matters to have a material impact on the Company’s financial position, results of operations, or cash flows. As of November 30, 2007, there are no pending litigations.

Item 2. Management’s Discussion and Analysis or Plan of Operation

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Management’s Discussion and Analysis or Plan of Operation” and other sections of this Quarterly Report. Words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis or Plan of Operation” in this Quarterly Report and the audited financial statements and the notes thereto and disclosures made under the captions “Management’s Discussion and Analysis or Plan of Operation” and “Financial Statements” included in our Annual Report on Form 10-KSB for the fiscal year ended May 31, 2007. We obtained the market data and industry information contained in this Quarterly Report from internal surveys, estimates, reports and studies, as appropriate, as well as from market research, publicly available information and industry publications. Although we believe our internal surveys, estimates, reports, studies and market research, as well as industry publications, are reliable, we have not independently verified such information, and, as such, we do not make any representation as to its accuracy.

Plan of Operation

Our plan of operation for the twelve months following the date of this interim report is to continue the move into exploration of our PT Bunyut Bara Mandiri (“Bunyut”) concession in Kalimantan, Indonesia. We expect this program to run through the second half of the 2008 calendar year. This program will cost approximately $3,000,000. The program is designed to define the concession to Joint Ore Reserves Committee, or JORC, Compliant measured status, determine its mineability and to explore other prospective areas of our concessions for additional resources.

As of November 30, 2007, we had $692,735 in cash and cash equivalents in our accounts. We will be seeking to raise additional working capital of approximately US$10,000,000 by the third quarter of our 2007 fiscal year to fund capital and operational costs to get us through the exploration phase and from there raise the necessary funding to complete all feasibility and pre production costs to get us to early production.

Results of Operations

Three-month period ended November 30, 2007 compared to the three-month period ended November 30, 2006

Revenues

We have not earned any revenue from our operations from the date of our inception on February 21, 2001 through November 30, 2007. Our activities have been financed from the proceeds of private placement offerings of our common stock. We do not anticipate earning any revenue until we have obtained additional capital to fund early production from our coal concessions.

Expenses

We incurred $946,506 of exploration expenses related to our exploration activities. We spent $593,393 in our coal concessions in Indonesia and $353,113 on due diligence exploration in Mongolia. These funds were incurred in continuing the Phase II drilling programme on the PT Graha Panca Karsa, or Graha, property to get further definition of the resource, including its quality and mineability. The due diligence costs were incurred to evaluate a potential property in Ulaanbaatar, Mongolia. Stock based compensation expense increased to $1,551,245 from the prorated expense of the granted options and restricted shares. Professional and consulting fees for the three month period ended November 30, 2007 increased to $164,793, as compared to $10,628 for the three month period ended November 30, 2006. We incurred significant consulting expenses related to our business planning efforts, as well as legal expenses related to our current financing activities. General and administrative expenses for the three month period ended November 30, 2007 increased to $475,374, as compared to $490 for the three month period ended November 30, 2006. The increased costs resulted from salaries and directors fees, facilities expense, travel, investor relations and amortization of intangibles. We instituted a new travel policy during the quarter ended November 30, 2007 to further curtail travel expenditures going forward. The Company’s expenses totaled $3,137,918 for the three months ended November 30, 2007 versus proforma expenses of $161,708 for the comparable prior year period. This increase in the rate of expenditure is due our initiation of significant exploration activities in February 2007 following the reorganization transaction.

Loss

Net loss for the three month period ended November 30, 2007 increased to $3,128,844, as compared to $11,118 for the three month period ended November 30, 2006. The increased loss was due to an increase in expenses, as discussed above. We have not attained profitable operations and are dependent upon obtaining additional financing to move from our exploration activities to our initial production. Our proforma losses increased to $10,944,385, due primarily to continued spending on our exploration of the Graha property.

Six-month period ended November 30, 2007 compared to the Six-month period ended November 30, 2006

Revenues

We have not earned any revenue from our operations from the date of our inception on February 21, 2001 through November 30, 2007. Our activities have been financed from the proceeds of private placement offerings of our common stock. We do not anticipate earning any revenue until we have obtained additional capital to fund early production from our coal concessions.

Expenses

We incurred $2,372,251 of exploration expenses related to our exploration activities. We spent $2,019,138 in our coal concessions in Indonesia and $353,113 in due diligence exploration in Mongolia. These funds were incurred to conclude the Phase I drilling programme that resulted in a JORC compliant measured resource of 204 million tones and to embark on the Phase II drilling programme on the Graha property to further define the resource, including its quality and mineability. The due diligence costs were incurred to evaluate a potential property in Ulaanbaatar, Mongolia. Stock based compensation expense increased to $3,078,640 from the prorated expense of the granted options and restricted shares. Professional and consulting fees for the six month period ended November 30, 2007 increased to $375,070, as compared to $14,977 for the six month period ended November 30, 2006. We incurred significant consulting expenses related to our business planning efforts, as well as legal expenses related to our current financing activities. General and administrative expenses for the six month period ended November 30, 2007 increased to $851,461, as compared to $560 for the six month period ended November 30, 2006. The increased costs resulted from salaries and directors fees, facilities expense, travel, investor relations and amortization of intangibles. Our expenses totaled $6,677,422 versus proforma expenses of $255,698 in the previous year. This increase in the rate of expenditure is due to our initiation of significant exploration activities in February 2007 following the reorganization transaction.

Loss

Net loss for the six month period ended November 30, 2007 increased to $6,655,514, as compared to $15,537 for the six month period ended November 30, 2006. The increased loss was due to an increase in expenses, as discussed above. We have not attained profitable operations and are dependent upon obtaining additional financing to move from our exploration activities to our initial production. Our proforma losses increased to $10,944,385, due primarily to, continued spending on our exploration of the Graha property.

Capital Resources

As of November 30, 2007, we had current assets of $814,164, consisting of $692,735 in cash and cash equivalents and $121,429 in prepaid expenses and deposits.

Liabilities

As of November 30, 2007, we had liabilities of $3,110,239, consisting of accounts payable and accrued liabilities of $1,796,229, notes payable of $75,000 and shares to be issued of $1,239,010.  This increase in liabilities puts us in a position where liabilities exceed cash reserves as of November 30, 2007.

Risk Factors

The following risks could affect our business, financial results and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Quarterly Report on Form 10-QSB because these factors could cause the actual results and conditions to differ materially from those projected in the forward-looking statements.

Risks Related to Us

We are in the exploration stage and have yet to establish our mining operations, which makes it difficult to evaluate our business. There can be no assurance that we will ever generate revenues from operations or ever operate profitably.

We are currently in the exploration stage and have yet to establish our mining operations. Our limited history makes it difficult for potential investors to evaluate our business. We need to complete a drilling program and obtain feasibility studies on the properties in which we have an interest in order to establish the existence of commercially viable coal deposits and proven and probable reserves on such properties. Therefore, our proposed operations are subject to all of the risks inherent in the unforeseen costs and expenses, challenges, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the coal industry in general. Despite our best efforts, we may never overcome these obstacles to financial success. There can be no assurance that our efforts will be successful or result in revenue or profit, or that investors will not lose their entire investment.

If we do not obtain financing when needed, our business will fail.

As of November 30, 2007, we had approxiamtely $692,735 in cash and cash equivalents in our accounts. We estimate that we will need approximately US$10,000,000 in working capital to fund capital and operational costs required to get us through the exploration phase and will need additional working capital following the exploration phase to complete all feasibility and pre-production costs to get us to early production. We currently do not have any arrangements for additional financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for our products, production costs, the availability of credit, prevailing interest rates and the market prices for our common stock.

Future sales of our equity securities will dilute existing stockholders.

To fully execute our long-term business plan, we may need to raise additional working capital through future sales of our equity securities. Any such future sales of our equity securities, when and if issued, would result in dilution to our existing stockholders.

We face numerous uncertainties in confirming the existence of economically recoverable coal reserves and in estimating the size of such reserves, and inaccuracies in our estimates could result in lower than expected revenues, higher than expected costs or failure to achieve profitability.

We have not established the existence of commercially viable coal deposits on all of the properties in which we have an interest. Further exploration will be required in order to establish the existence of economically recoverable coal reserves and in estimating the size of those reserves. However, estimates of the economically recoverable quantities and qualities attributable to any particular group of properties, classifications of reserves based on risk of recovery and estimates of net cash flows expected from particular reserves prepared by different engineers or by the same engineers at different times may vary substantially. Actual coal tonnage recovered from identified reserve areas or properties and revenues and expenditures with respect to such reserves may vary materially from estimates. Inaccuracies in any estimates related to our reserves could materially affect our ability to successfully commence profitable mining operations.

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

Our future success is dependent on having capable seasoned executives with the necessary business knowledge and relationships to execute our business plan. Accordingly, the services of our management team, specifically, Martin Hurley, our Chief Executive Officer, who serves pursuant to an employment agreement, and Jorge Nigaglioni, our Chief Financial Officer, who serves pursuant to an employment agreement, and our board of directors are deemed essential to maintaining the continuity of our operations. If we were to lose their services, our business could be materially adversely affected. Our performance will also depend on our ability to find, hire, train, motivate and retain other executive officers and key employees, of which there can be no assurance.

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

All of our operations are conducted through a subsidiary corporation organized and located outside of the United States, and all the assets of such subsidiary corporation are located outside the United States. In addition, all of our officers and directors, other than our Chief Financial Officer, Jorge Nigaglioni, are foreign citizens. As a result, it may be difficult or impossible for United States investors to enforce judgments of United States courts for civil liabilities against us or against any of our individual directors or officers. In addition, United States investors should not assume that courts in the countries in which our subsidiary is incorporated or where the assets of our subsidiary are located would enforce judgments of United States courts obtained in actions against us or our subsidiary based upon the civil liability provisions of applicable United States federal and state securities laws or would enforce, in original actions, liabilities against us or our subsidiary based upon these laws.

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

The Sarbanes-Oxley Act of 2002 and new rules subsequently implemented by the Commission have required changes in corporate governance practices of public companies. As a public entity, we expect these new rules and regulations to increase compliance costs and to make certain activities more time consuming and costly. As a public entity, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and it may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve as directors or as executive officers.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarterly period ended November 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Since October 18, 2007, we have entered into subscription agreements with 11 investors pursuant to which we agreed to sell an aggregate of 8,216,733 shares of our common stock at a purchase price of $0.15 per share, which will result in net proceeds to us of approximately $1,232,510. The closing of the private placement transaction is expected to occur in January 2008.

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

Item 5. Other Information.

On September 12, 2007, we acquired Finchley Resources Pte. Ltd., or Finchley, by assuming its liabilities and expenses, via a transfer of stock from its sole owner. Finchley is a corporation that was formed under the laws of the Republic of Singapore on August 13, 2007. The only expenditures incurred by Finchley were those in association with its formation. We assumed a total of $209 in liabilities from this transaction.

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

KAL ENERGY, INC.

Dated: January 14, 2008	/s/ Martin Hurley
Martin Hurley Chief Executive Officer

Dated: January 14, 2008	/s/ Jorge Nigaglioni
Jorge Nigaglioni Chief Financial Officer