Form 10QSB/A
period 2007-11-30
KAL ENERGY INC
filed 2008-04-01
CIK 1162895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-QSB of KAL Energy, Inc. for the quarterly period ended November 30, 2007, which was originally filed with the Securities and Exchange Commission on January 14, 2008, is being filed to amend the disclosures under the sections entitled “Expenses” and “Plan of Operation” in Item 2. This Amendment No. 1 does not reflect events occurring after January 14, 2008, the date of the filing of our original Form 10-QSB, or modify or update those disclosures that may have been affected by subsequent events.

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

Plan of Operation

Our plan of operation for the twelve months following the date of this interim report is to further refine the Graha property and continue the move into exploration of our PT Bunyut Bara Mandiri (“Bunyut”) concession in Kalimantan, Indonesia. We expect this program to run through the second half of the 2008 calendar year. This program will cost approximately $2,000,000 for the Graha property and $1,000,000 for the Bunyut property. The program is designed to define parts of the concession to Joint Ore Reserves Committee, or JORC, Compliant measured status, determine its mineability and to explore other prospective areas of our concessions for additional resources.

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

Expenses

We incurred $2,372,251 of exploration expenses related to our exploration activities. We spent $2,019,138 in our coal concessions in Indonesia and $353,113 in due diligence exploration in Mongolia. These funds were incurred to conclude the Phase I drilling programme that resulted in a JORC compliant inferred resource of 204 million tones and to embark on the Phase II drilling programme on the Graha property to further define the resource, including its quality and mineability. The due diligence costs were incurred to evaluate a potential property in Ulaanbaatar, Mongolia. Stock based compensation expense increased to $3,078,640 from the prorated expense of the granted options and restricted shares. Professional and consulting fees for the six month period ended November 30, 2007 increased to $375,070, as compared to $14,977 for the six month period ended November 30, 2006. We incurred significant consulting expenses related to our business planning efforts, as well as legal expenses related to our current financing activities. General and administrative expenses for the six month period ended November 30, 2007 increased to $851,461, as compared to $560 for the six month period ended November 30, 2006. The increased costs resulted from salaries and directors fees, facilities expense, travel, investor relations and amortization of intangibles. Our expenses totaled $6,677,422 versus proforma expenses of $255,698 in the previous year. This increase in the rate of expenditure is due to our initiation of significant exploration activities in February 2007 following the reorganization transaction.

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

PART II - OTHER INFORMATION

ITEM 6. Exhibits.

The exhibits set forth below are filed as part of this Amendment No. 1 to Quarterly Report on Form 10-QSB:

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

KAL ENERGY, INC.

Dated: March 31, 2008	/s/ Martin Hurley
Martin Hurley Chief Executive Officer