Form 10QSB
period 2008-02-29
KAL ENERGY INC
filed 2008-04-14
CIK 1162895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

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
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 122,995,338 at March 31, 2007.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

KAL ENERGY, INC. AND SUBSIDIARIES
(FORMERLY PATRIARCH INC.)
(An Exploration Stage Company)

THIRD QUARTER FINANCIAL STATEMENTS
FEBRUARY 29, 2008
(Unaudited)

		Page No
PART I FINANCIAL INFORMATION		2

Item 1	Financial Statements (unaudited)	2

	Consolidated Balance Sheet — February 29, 2008	2

	Consolidated Statements of Operations — Three and Nine Month Periods Ended February 29, 2008 and 2007 and the Period From February 21, 2001 (Inception) to February 29, 2008	3

	Consolidated Statements of Cash Flows — Three and Nine Month Periods Ended February 29, 2008 and 2007 and the Period From February 21, 2001 (Inception) to February 29, 2008	4

	Consolidated Statements of Stockholders’ Equity/(Deficit) - From February 21, 2001 (Inception) to February 29, 2008	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis or Plan of Operation	18

Item 3	Controls and Procedures	27

PART II OTHER INFORMATION		29

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6	Exhibits	29

	Signatures	30

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

KAL ENERGY, INC. AND SUBSIDIARIES
(FORMERLY PATRIARCH INC.)
 (An Exploration Stage Company)
CONSOLIDATED BALANCE SHEET
FEBRUARY 29, 2008
(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$1,788,943
Prepaid expenses and other current assets	87,221
Total Current Assets	1,876,164

Notes receivable	356,298
Intangible assets, net	6,701,897

Total Assets	$8,934,359

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$537,514
Accrued exploration expenses	726,705
Accrued Litigation (see note 13)	750,000
Shares to be issued	3,816,509
Total Current Liabilities	5,830,728

Stockholders’ Equity
Common Stock
Authorized:
500,000,000 voting common shares, par value $0.0001
Issued and outstanding:
99,175,272 common shares	9,918
Additional paid-in capital	16,075,541
Subscription receivable	(40,000)
Deficit Accumulated During The Exploration Stage	(12,941,828)
Total Stockholders' Equity	3,103,631

Total Liabilities and Stockholders' Equity	$8,934,359

-	The accompanying notes are an integral part of these unaudited consolidated financial statements -

KAL ENERGY, INC. AND SUBSIDIARIES
(FORMERLY PATRIARCH INC.)
 (An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH AND NINE MONTH PERIODS
ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
AND FOR THE PERIOD FROM FEBRUARY 21, 2001
(INCEPTION) TO FEBRUARY 29, 2008
(Unaudited)

					CUMULATIVE
					PERIOD FROM INCEPTION
	THREE MONTH PERIODS ENDED		NINE MONTH PERIODS ENDED		FEBRUARY 21 2001 TO
	FEBRUARY 29	FEBRUARY 28	FEBRUARY 29	FEBRUARY 28	FEBRUARY 29
	2008	2007	2008	2007	2008
Net Revenue	$-	$-	$-	$-	$-

Operating Expenses
Exploration expenditures	469,753	273,126	2,842,004	273,126	4,090,822
Stock based compensation expense	1,512,381	-	4,591,022	-	5,892,695
Professional and consulting fees	152,085	92,309	527,386	107,286	1,217,376
General and administrative expenditures	399,712	109,375	1,251,403	109,934	1,813,701
Total Operating Expenses	2,533,931	474,810	9,211,585	514,556	13,014,294

Other income:
Interest Income	18,671	10,052	40,580	10,052	53,796

Net Loss	$(2,515,260)	$(464,758)	$(9,171,005)	$(480,294)	$(12,941,828)

Net Loss Per Common Share, basic and diluted	$(0.03)	$(0.01)	$(0.09)	$(0.01)
Basic and Diluted Weighted Average Number Of Common Shares Outstanding	98,962,772	73,153,924	98,276,590	55,431,111

Weighted average number of shares for dilutive securities has not been taken since the effect of dilutive securities is anti dilutive

The accompanying notes are an integral part of these unaudited consolidated financial statements

KAL ENERGY, INC. AND SUBSIDIARIES
(FORMERLY PATRIARCH INC.)
 (An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED
FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
AND THE PERIOD FROM FEBRUARY 21, 2001
(INCEPTION) TO FEBRUARY 29, 2008
(Unaudited)

			CUMULATIVE
			PERIOD FROM INCEPTION
	NINE MONTH PERIODS ENDED		FEBRUARY 21 2001 TO
	FEBRUARY 29	FEBRUARY 28	FEBRUARY 29
	2008	2007	2008
Cash Flows In Operating Activities:

Net loss for the period	$(9,171,005)	$(480,294)	$(12,941,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	4,591,022	-	5,892,394
Stock issued for consulting services	-	-	222,500
Amortization expense	265,714	-	383,810
Increase in prepaid expenses and other current assets	(15,407)	(133,453)	(126,187)
Increase in accounts payable and accrued liabilities	935,994	(425,311)	1,020,633
Net cash used in operating activities	(3,393,681)	(1,039,058)	(5,548,679)

Cash Flows In Investing Activities:
Cash of acquired subsidiary	-	-	201,054
Cash investment in subsidiary	-	-	(10,000)
Net cash provided by investing activities	-	-	191,054

Cash Flows In Financing Activities:
Advances from shareholder	75,000	10,000	117,820
Payments to shareholders	(75,000)	(52,820)	(117,820)
Issuance of notes payable	-	207,789	-
Debt repayments	-	(198,000)	(198,000)
Advances on notes receivable	(50,000)	(225,000)	(753,995)
Proceeds from issuance of common stock	4,502,999	3,523,000	8,098,564
Net cash provided by financing activities	4,452,999	3,401,969	7,146,569

Increase/(Decrease) In Cash & cash equivalents	1,059,318	2,137,911	1,788,943

Cash And Cash Equivalents, Beginning Of Period	729,626	1,840	-

Cash And Cash Equivalents, End Of Period	$1,788,943	$2,139,751	1,788,943

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental Disclosure of Non Cash Transactions

Shares issued to acquire subsidiary		6,400,000	6,400,000

KAL ENERGY, INC. AND SUBSIDIARIES
(FORMERLY PATRIARCH INC.)
 (An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION, FEBRUARY 21, 2001, TO FEBRUARY 29, 2008

	COMMON STOCK				ACCUMULATED DEFICIT
			ADDITIONAL		DURING THE
			PAID-IN	SUBSCRIPTION	EXPLORATION
	NUMBER	AMOUNT	CAPITAL	RECEIVABLE	STAGE	TOTAL
Issuance of common stock for cash
Founders’ shares	40,000,000	$1,000	$-	$-	$-	$1,000.00
Initial shares	6,875,272	3,688	47,877	-	-	51,565
Net loss for the period	-	-	-	-	(35,809)	(35,809)
Balance, May 31, 2001	46,875,272	4,688	47,877	-	(35,809)	16,756
Net income for the year	-	-	-	-	15,723	15,723
Balance, May 31, 2002	46,875,272	4,688	47,877	-	(20,086)	32,479
Net loss for the year	-	-	-	-	(16,847)	(16,847)
Balance, May 31, 2003	46,875,272	4,688	47,877	-	(36,933)	15,632
Net loss for the year	-	-	-	-	(18,846)	(18,846)
Balance, May 31, 2004	46,875,272	4,688	47,877	-	(55,779)	(3,214)
Net loss for the year	-	-	-	-	(11,544)	(11,544)
Balance, May 31, 2005	6,875,272	4,688	47,877	-	(67,323)	(14,758)
Net loss for the year	-	-	-	-	(10,348)	(10,348)
Balance, May 31, 2006	46,875,272	4,688	47,877	-	(77,671)	(25,106)
Merger with Thatcher Mining Pte. Ltd.	32,000,000	3,200	6,396,800		-	6,400,000
Stock issued for cash	17,615,000	1,762	3,501,239		-	3,503,000
Stock issued for services	1,112,500	111	222,389		-	222,500
Issuance of shares under stock compensation plan	125,000	13	342,488		-	342,500
Stock based compensation expense	-	-	958,872		-	958,872
Net loss for the year	-	-	-		(3,693,152)	(3,693,152)
Balance, May 31, 2007	97,727,772	9,773	11,469,664	-	(3,770,823)	7,708,614
Stock issued for cash	937,500	94	724,905	-	-	725,000
Stock issued for services	55,000	6	38,745	-	-	38,750
Issuance of shares under stock compensation plan	455,000	46	242,475	(40,000)	-	202,521
Stock based compensation expense	-	-	4,349,752	-	-	4,349,752
Accrued litigation	-	-	(750,000)	-	-	(750,000)
Net loss for the nine month period ended February 29, 2008	-	-	-	-	(9,171,005)	(9,171,005)
Balance, February 29, 2008	99,175,272	$9,918	$16,075,541	$(40,000)	$(12,941,828)	$3,103,631

KAL ENERGY, INC. AND SUBSIDIARIES
(FORMERLY PATRIARCH INC.)
 (An Exploration Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND GOING CONCERN

a)  Organization and Change of Name

Kal Energy, Inc. (formerly, Patriarch, Inc.) (“the Company” or “We”) was incorporated on February 21, 2001 in the State of Delaware. On November 14, 2006, the Company’s stockholders voted to amend the Company’s Articles of incorporation to change the Company’s name to KAL Energy, Inc. This amendment took effect on December 20, 2006. The Company was formed for the purpose of acquiring and developing exploration stage natural resource properties. The Company is in the exploration stage. The Company’s operations are carried out by its wholly owned subsidiary, Thatcher Mining Pte. Ltd, a corporation formed under the laws of the Republic of Singapore on June 8, 2006 (“Thatcher”) and acquired by the Company on February 9, 2007. The Company formed PT Kubar Resources (“Kubar”), a limited liability foreign investment (PMA) company corporation under the laws of the Republic of Indonesia on April 12, 2007, and completed its registration on June 6, 2007. Kubar is owned 99% by Thatcher and 1% by the Company, making it a wholly owned subsidiary of the Company. The Company acquired Finchley Resources Pte. Ltd. (Finchley), a corporation formed under the laws of the Republic of Singapore on September 12, 2007.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $12,941,828 for the period from February 21, 2001 (inception) to February 29, 2008. In addition, the Company’s current liabilities exceed its cash balance by $4,054,788, of which $3,829,510 are non cash stock based liabilities, and has no revenue.  The Company's ability to continue as a going concern is dependent upon the continued financial support of its stockholders, its ability to generate sufficient cash flow to meet its obligations on a timely basis and, ultimately, to attain cash flow from profitable operations.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the quarter ended February 29, 2008, towards (i) additional working capital through the issuance of the Company’s equity securities, (ii) reduction of its recurring operational costs, (iii) management of accrued expenses and accounts payable, and (iv) the pursuit of a suitable strategic partner. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying interim condensed consolidated financial statements are prepared in accordance with rules set forth in Regulation SB promulgated by the Securities and Exchange Commission. Accordingly, these statements do not include all disclosures required under generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company's Form 10-KSB for the fiscal year ended May 31, 2007. In the opinion of the Company’s management, all adjustments consisting of normal recurring accruals have been made to the financial statements. The results of operation for the nine months ended February 29, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2008.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009. The management is currently evaluating the effect of this pronouncement on financial statements.

3.   NOTES RECEIVABLE

As of February 29, 2008, the Company has two note receivables of $150,000 and $175,000 from two unrelated parties. The note receivables are both pledged by the shares to be purchased by the notes, with an interest rate of twelve month LIBOR plus 5%, and due on demand. The Company has recorded $31,298 of interest receivable against these notes. (Refer to note 8).

4.  PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits at February 29, 2008 are as follows:

Prepaid expenses	$73,140
Deposits	14,081
Total Prepaid expenses	$87,221

Prepaid expenses include $27,772 of withholding tax receivables, $10,515 prepayments for services, $17,191 for employee advances and $17,662 of other prepaid expenses.

Deposits include $4,291 in rent deposit and $9,790 in security deposits.

5.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued expenses at February 29, 2008 are as follows:

Accounts payable	$150,563
Accrued expenses	386,211
Accounts payable and accrued expenses	537,514
Accrued exploration expenses	726,705
Total Accounts payable and accrued expenses	$1,264,219

The Company has also recorded an accrued litigation of $750,000 relating to the private placement begun in June of 2007. See note 13.

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

Gross Value of Agreements	$7,085,706
Amortization	(383,809)
Net Intangible assets	$6,701,897

Amortization expenses for the Company’s intangible assets over the next five years ending May 31, is estimated to be:

2008	$354,285
2009	354,285
2010	354,285
2011	354,285
2012	354,285
After	4,930,472
Total	$6,701,897

7.   RELATED PARTY TRANSACTIONS

The Company uses the services of Mining House Ltd. for IT and administrative services.  These also include expense reimbursements for travel and other administrative expenses.  Two of the Company’s directors, the chief executive officer and the Company’s previous chief executive officer, who is also the sole shareholder of Mining House Ltd., are directors in Mining House Ltd.  Payments for such services during the three month and nine month periods ended February 29, 2008 amounted to $108,997 and $301,149 respectively. Payments for such services during the three month and nine month periods ended February 28, 2007 amounted to $18,544 and $18,544, respectively

The Company has a rental and services agreements with PB Commodities (“PBC”) for office space in Singapore.  “PBC” is owned by Concord International (“Concord”), a stockholder of the Company.  Rental and service payments made under this agreement totaled $60,759 and $97,383, respectively for the three month and nine month periods ended February 29, 2008. Rental payments made under this agreement totaled $33,659 and $33,659, respectively for the three month and nine month periods ended February 28, 2007.

The Company uses Asia Consultancy Group Pte Ltd. (“ACG”) for exploration consulting services.  These also include expense reimbursements for travel and other administrative expenses. ACG is owned by Concord.  Total payments made for the three month and nine month periods ended February 29, 2008 totaled $37,776 and $465,014, respectively. Total payments made for the three month and nine month periods ended February 28, 2007 totaled $253,181 and $259,729, respectively.

The Company entered into a Loan Agreement with Concord on September 28, 2007, for $50,000.  The loan carries no interest and is payable in full upon demand by Concord. Concord will provide notice of up to 90 days, after which time payment will be made.  This loan was repaid on February 14, 2008.

The Company entered into a Loan Agreement with Laith Reynolds, the Company’s Chairman of the Board and a stockholder of the Company, on November 28, 2007, for $25,000.  The loan carries no interest and is payable in full upon demand by Mr.  Reynolds, after completion of the first US$ 3,000,000 in the most recent private placement.  This loan was repaid on December 30, 2007.

8.  SHAREHOLDER’S EQUITY

During the fiscal quarter ended February 29, 2008, the Company raised $2,569,500 at a price of $0.15 per share, representing 17,130,000 voting common shares to be issued. This brings the total of this raise to $3,817,010, representing 25,446,733 voting common shares to be issued. Year to date, the Company has raised $4,567,010, for a total of 26,384,233 shares. The Company incurred $260,640 in finders fees related to this transaction, for a net raise of $3,556,370.

During the fiscal quarter ended November 30, 2007, the Company granted 333,333 restricted stock awards and 1,476,667 stock options. The Company also issued 55,000 shares for services under the plan. These shares were valued at the fair market value of $38,750. The total grants totaled 1,865,000.

During the fiscal quarter ended August 31, 2007, the Company raised $750,000 at a price of $0.80 shares, representing 937,500 voting common shares. As part of this private placement, the Company also issued 937,500 warrants at a price of $1.42. The Company incurred $25,000 in finders fees related to this transaction.

During the fiscal quarter ended August 31, 2007, the Company issued 80,000 shares against exercise of options at an exercise price of $0.5 per share. The Company has not received the exercise price as of February 29, 2008. As of February 29, 2008, $40,000 has been recorded as subscription receivable on the accompanying financials.

During the fiscal year ended May 31, 2007, the Company issued 17,615,000 voting common shares for total of $3,523,000. The issuance is recorded net of the expenses and payments of the fund raising expenses. The direct costs related to this stock sale, including legal and professional fees, were deducted from the related proceeds and the net amount in excess of par value was recorded as additional paid-in capital. In conjunction with the completion of the private placement offering, the Company paid legal expenses of $20,000 in cash The Company also issued 1,112,500 shares of restricted stock valued at $222,500 as consulting fees.

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

On April 12, 2007, the board of directors approved the 2007 Stock Incentive Plan for employees and outside contractors (the “SIP”). The Company authorized 12,000,000 shares for use in the SIP. The Company granted As of February 29, 2008, 825,833 shares and 2,737,500 options had vested under the SIP. See note 12. The Company has issued 455,000 shares from the SIP in 2007 as follows:

Quarter Ended	Shares Issued
August 31, 2007	205,000
November 30, 2007	-
February 29, 2008	250,000
Total	455,000

See note 12 for the description of the SIP and the valuation assumptions.

9.  BUSINESS COMBINATION

On September 12, 2007, the Company acquired the operations of Finchley. The transaction was transfer from the shareholder of Finchley to the Company. Finchley had no assets and only had expenses from its incorporation. The entity was acquired for the purpose of conducting exploration in Mongolia.

On December 29, 2006, the Company entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement”) with Thatcher. Upon the closing under the Reorganization Agreement on February 9, 2007, the shareholders of Thatcher delivered all of their equity interests in Thatcher to the Company in exchange for shares of common stock in the Company, as a result of which Thatcher became a wholly-owned subsidiary of the Company (the “Reorganization”).

Pursuant to the Reorganization Agreement, at the closing, shareholders of Thatcher received 4,000,000 shares of the Company’s common stock for each issued and outstanding common share of Thatcher. As a result, at the closing, the Company issued 32,000,000 shares of its common stock to the former shareholders of Thatcher.

In addition, simultaneously with closing under the Reorganization Agreement, the Company completed a private placement offering of a total of 17,615,000 shares of the Company’s common stock for aggregate proceeds to the Company of $3,523,000 (the “Private Placement”). As of February 28, 2007, 17,115,000 shares were issued and $3,423,000 cash was received. In conjunction with completion of the Private Placement, the Company paid consulting fees of $68,000 and legal expenses of $20,000 in cash, and also issued a total of 1,112,500 shares of restricted stock as compensation for certain legal services and as payment of consulting fees.

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

The pro forma information below shows the impact of Thatcher’s operations on the Company’s results as if it had been combined at the beginning of the three month period ended August 31, 2006 and period from inception to February 29, 2008, respectively.

Statement of Operations	Nine Months Ended February 28, 2007	Cumulative Period From Inception February 21, 2001 to February 29, 2008
	(unaudited)	(unaudited)

Revenue	$-	$-

Expenses
Exploration expenditures	775,391	4,593,076
Stock based compensation expense	-	5,853,644
Professional and consulting fees	205,067	1,349,194
General and administrative expenditures	146,823	1,737,968
Total Expenses	(1,127,281)	(13,533,881)

Interest Income	1	74,119

Net Loss	$(1,127,280)	$(13,459,762)

Earnings Per Share
Basic	$(0.01)

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

On February 28, 2007, the Company provided funds to two individuals for their purchase of 1,000,000 or 100% of the 1,000,000 outstanding shares of PT Graha Panca Karsa (“PT GPK”) and 1,000,000 or 100% of the 1,000,000 outstanding shares of PT Bunyut Bara Mandiri (“PT BBM”), exploration stage companies involved in the exploration of coal concessions in East Kalimantan, Indonesia.   The Company has been the sole source of funding to the shareholders of PT GPK since 2006 to acquire the shares in PT GPK through advances made under a loan agreement.  Such advances totaled $175,000 for the shareholders of PT GPK and $150,000 for the shareholders of PT BBM, at February 29, 2008. The Company is considered the primary beneficiary as it stands to it stands to absorb the majority of the VIE’s expected losses.

As of February 29, 2008, the Company has consolidated PT GPK and PT BBM’s financial statements for the three month period then ended in the accompanying financial statements. PT GPK and PT BBM did not have any operations through February 29, 2008.

11.  EXPLORATION EXPENDITURES

In 2006, Thatcher commenced exploration in properties in Kalimantan, Indonesia. Exploration expenses were performed by outside contractors, who billed all resources used individually between manpower, travel, equipment rentals, phone and other expenses. The bulk of all expenditures was manpower, including the chief geologist, operations manager, site manager and site personnel from various contractors, and were utilized to make preliminary assessments of the properties providing mining services for initial property assessment and conducting the Phase I Drilling Program. Initial measurements of the quantity and quality of coal seams were made on two properties in East Kalimantan, Indonesia as well as studying the logistics for processing the coal in site and delivering it to customers. Additionally, the Company has performed due diligence exploration in Mongolia, on a property for potential acquisition.

	Three Months Ended February 29, 2008	Nine Months Ended February 29, 2008
Manpower	$320,400	$1,333,284
Site Expenses	34,802	641,768
Equipment	65,268	501,284
Travel	49,282	285,668
	$469,753	$2,842,004

12. STOCK BASED COMPENSATION EXPENSE

Description of Stock-Based Compensation Plan

Stock Incentive Plan (SIP) Effective April 27, 2007, we adopted the SIP. Under the provisions of the SIP, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and stock awards to our officers, directors and key employees, as well as to consultants and other persons who provide services to us. The SIP has a maximum contractual term of ten years. As of February 29, 2008, securities authorized and available for issuance in connection with our SIP were 8,491,667. Under the terms of the SIP, in no event shall the number of shares authorized for issuance in connection with the SIP exceed 12 million shares.

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

Stock-Based Payment Award Activity

The following table summarizes equity share-based payment award activity in 2007:

		Available For Grant	Shares	Weighted Average Exercise Plan
Outstanding at May 31, 2006		-	-	-
	Plan	12,000,000	-	$0.94
	Granted	-10,775,000	10,775,000	$1.19
	Exercised	-	-125,000	$1.37
	Cancelled	-	-	-
	Plan Shares Expired	-	-	-
Outstanding at May 31, 2007		1,225,000	10,650,000	$1.44
	Plan	-	-	$0.94
	Granted	-1,865,000	1,865,000	$1.19
	Exercised	-	-510,000	$0.63
	Cancelled	1,344,167	-1,344,167	-
	Plan Shares Expired	-	-	-
Outstanding at February 29, 2008		704,167	10,660,833	$0.37

19,167 stock options were forfeited or cancelled during the three month period ended February 29, 2008. No stock options expired during the three month period ended February 29, 2008.

		Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$0.30-$0.50	8,301,667	9.6	$0.46	$2,491	2,657,500	9.6	$0.50	$345

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company's closing stock price of $0.37 on February 29, 2008, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. There were no stock option awards exercisable on February 29, 2008 at a price lower than the closing stock price of the Company’s common stock on that date. The Company has not received any cash under the plan. The Company recorded $4,349,752 for stock based compensation expense and $202,475 for the shares issued as compensation from the plan for the nine month period ended February 29, 2008.

13. COMMITMENTS AND CONTINGENCIES

Office space is rented under a non-cancelable operating lease agreements expiring through September 2008. Rent expense was $13,963 for the three month periods ended February 29, 2008, and $62,844 from inception (February 21, 2001) to February 29, 2008.

Future minimum rental payments are as follows:

Years Ending February 28, 2008	$32,000

The Company is subject to legal proceedings, claims, and litigation arising in the normal course of business. While the outcome of these matters is currently not determinable, the Company does not expect the resolutions of any such matters to have a material impact on the Company’s financial position, results of operations, or cash flows.

A shareholder that purchased securities of the Company in connection with the private placement begun in June, 2007, threatened litigation against the Company regarding the terms of his subscription. The Company has accrued the entire subscription from the placement of $750,000 as accrued litigation until this matter is resolved.

As of February 29, 2008, there is no other pending litigation involving the Company.

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

Plan of Operation

Our plan of operation for the twelve months following the date of this quarterly report is to further explore and define the PT Graha Panca Karsa (“Graha”) concession and to continue the move into exploration of our PT Bunyut Bara Mandiri (“Bunyut”) concession in Kalimantan, Indonesia. We expect this program to run through the second half of the 2008 calendar year. This program is estimated to cost approximately $2,000,000 for the Graha concession and $1,000,000 for the Bunyut concession. The program is designed to define portions of the concessions to Joint Ore Reserves Committee, or JORC Compliant1 measured status, to determine their mineability and to explore other prospective areas of our concessions for additional resources.

As of February 29, 2008, we had $1,788,943 in cash and cash equivalents in our accounts. We are seeking to complete the current raise of additional working capital of approximately US$9,000,000 to US$10,000,000 by the fourth quarter of our 2007 fiscal year. The additional working capital will be used for capital expenditures and operational costs to get us through the exploration phase. We then intend to raise the necessary funding to cover all feasibility and pre production costs to get us to early production. The Company has entered into subscription agreements with 24 investors pursuant to which the Company agreed to sell an aggregate of 60,686,732 shares of our common stock to such Investors at a purchase price of $0.15 per share, which will result in gross proceeds to the Company of approximately $9,103,010, including $3,787,010 collected as of February 29, 2008. The private placement will close on a rolling basis through April 30, 2008. We have significantly reduced our burn rate, as compared to previous quarters, to ensure funds are in place to move ahead with the next phases of our operations. We reduced our burn rate by 52% from approximately $1,910,818 for the three month period ended August 31, 2007 to $917,462 for the three month period ended February 29, 2008. The Company terminated certain material contracts during the fiscal quarter that will further reduce the burn rate in the following fiscal quarter, with the savings affecting the entire fiscal quarter.

1  Joint Ore Reserves Committee - a standard used to establish proven reserves

Results of Operations

Three-month period ended February 29, 2008 compared to the three-month period ended February 28, 2007

Revenues

We have not earned any revenue from our operations from the date of our inception on February 21, 2001 through February 29, 2008. Our activities have been financed from the proceeds of private placement offerings of our common stock. We do not anticipate earning any revenue until we have obtained additional capital to fund early production from our coal concessions.

Expenses

Exploration expenses for the three month period ended February 29, 2008 increased to $469,753, as compared to $273,126 for the three month period ended February 28, 2007. This increase occurred as the ramp up of exploration in the fiscal quarter ended February 28, 2007 consisted of two months versus three full months in the fiscal quarter ended February 29, 2008. Most of the exploration in 2007 occurred in February, after the completion of the reorganization transaction with Thatcher. The bulk of the costs spent on exploration in the three month period ended February 29, 2008 were spent on the Graha property, as well as other prospecting efforts. Stock based compensation expense increased to $1,512,381 from the prorated expense of the granted options and restricted shares. There was no stock based compensation expense for the three month period ended February 28, 2007. Professional and consulting fees for the three month period ended February 29, 2008 increased to $152,085, as compared to $92,309 for the three month period ended February 28, 2007. We incurred legal fees related to our current private placement offering and internal due diligence for the full quarter, as compared to legal fees that were predominantly versus efforts that occurred mostly in the months of January and February of 2007.. General and administrative expenses for the three month period ended February 29, 2008 increased to $399,713, as compared to $109,375 for the three month period ended February 28, 2007. The increase was due primarily to an increase in salaries and directors fees to account for a full quarter of activity of approximately $179,582. We also incurred approximately $90,174 in amortization of intangible assets, and an increase in rentals of approximately $30,754.

Loss

Net loss for the three month period ended February 29, 2008 increased to $2,515,260, as compared to $464,758 for the three month period ended February 28, 2007. The increased loss was due to the increased exploration expenses and stock based compensation expenses described above. We have not attained profitable operations and are dependent upon obtaining additional financing to move from our exploration activities to our initial production. Our proforma losses increased to $13,459,762 due primarily to continued spending on our exploration of the Graha concession.

Nine-month period ended February 29, 2008 compared to the Nine-month period ended February 28, 2007

Revenues

We have not earned any revenue from our operations from the date of our inception on February 21, 2001 through February 29, 2008. Our activities have been financed from the proceeds of private placement offerings of our common stock. We do not anticipate earning any revenue until we have obtained additional capital to fund early production from our coal concessions.

Expenses

Exploration expenses for the nine month period ended February 29, 2008 increased to $2,842,004, as compared to $273,126 for the nine month period ended February 28, 2007. The increase is due primarily to the work performed on the Graha concession to bring it to a JORC Compliant inferred resource of 204 million tons in June 2007 and the follow up work in the southwest and eastern blocks of the Graha Concession to further define the resource, including its coal quality and resource mineability. We incurred significant expenses in manpower of approximately $1,350,784, site expenses of approximately $641,768 which include on site facilities, catering, paving and telecommunications, equipment expense of approximately $501,284 and travel expense of approximately $285,668 which includes travel to and within Kalimantan, Indonesia. We spent $2,497,514 in coal concessions in Indonesia and $361,990 in due diligence exploration in Mongolia. Stock based compensation expense increased to $3,340,887 from the prorated expense of the granted options and restricted shares. Professional and consulting fees for the nine month period ended February 29, 2008 increased to $527,386, as compared to $107,266 for the nine month period ended February 28, 2007. We incurred significant consulting expenses related to our business planning efforts, as well as legal expenses related to our current financing activities over the full nine months versus a partial quarter in 2007. General and administrative expenses for the nine month period ended February 29, 2008 increased to $1,251,403, as compared to $109,934 for the nine month period ended February 28, 2007. The increased costs resulted from salaries and directors fees, facilities expense, travel, investor relations and amortization of intangibles over the course of nine months versus a partial quarter in 2007. Our expenses totaled $9,211,585 versus proforma expenses of $492,264 in the previous year. This increase in the rate of expenditure is due primarily to our initiation of significant exploration activities in February 2007 following the reorganization transaction with Thatcher.

Loss

Net loss for the nine month period ended February 29, 2008 increased to $9,171,005, as compared to $480,294 for the nine month period ended February 28, 2007. The increased loss was due to an increase in expenses, as discussed above. We have not attained profitable operations and are dependent upon obtaining additional financing to move from our exploration activities to our initial production. Our proforma losses increased to $13,459,762 due primarily due to continued spending on our exploration of the Graha concession.

Capital Resources

As of February 29, 2008, we had current assets of $1,876,164, consisting of $1,788,943 in cash and cash equivalents and $87,221 in prepaid expenses and deposits.

Liabilities

As of February 29, 2008, we had liabilities of $5,843,729, consisting of accounts payable and accrued liabilities of $1,264,219, an accrued litigation of $750,000 and shares to be issued of $3,829,510.  This increase in liabilities puts us in a position where liabilities exceed cash reserves as of February 29, 2008.

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

As of February 29, 2008, we had approximately $1,788,943 in cash and cash equivalents in our accounts. We estimate that we will need approximately US$10,000,000 in working capital to fund capital and operational costs required to get us through the exploration phase and will need additional working capital following the exploration phase to complete all feasibility and pre production costs to get us to early production. We currently have subscription agreements for $9,103,010 which will close on a rolling basis through April 30, 2008. We have collected $3,787,010 through February 29, 2008. We do not have any arrangements for additional financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for our products, production costs, the availability of credit, prevailing interest rates and the market price for our common stock.

Future sales of our equity securities will dilute existing stockholders.

To fully execute our long-term business plan, we may need to raise additional working capital through future sales of our equity securities. Any such future sales of our equity securities, when and if issued, would result in dilution to our existing stockholders at the time of issuance.

We face numerous uncertainties in confirming the existence of economically recoverable coal reserves and in estimating the size of such reserves, and inaccuracies in our estimates could result in lower than expected revenues, higher than expected costs or failure to achieve profitability.

We have not established the existence of a commercially viable coal deposit on the properties in which we have an interest. Further exploration will be required in order to establish the existence of economically recoverable coal reserves and in estimating the size of those reserves. However, estimates of the economically recoverable quantities and qualities attributable to any particular group of properties, classifications of reserves based on risk of recovery and estimates of net cash flows expected from particular reserves prepared by different engineers or by the same engineers at different times may vary substantially. Actual coal tonnage recovered from identified reserve areas or properties and revenues and expenditures with respect to such reserves may vary materially from estimates. Inaccuracies in any estimates related to our reserves could materially affect our ability to successfully commence profitable mining operations.

Our future success depends upon our ability to acquire and develop coal reserves that are economically recoverable and to raise the capital necessary to fund mining operations.

Our future success depends upon our conducting successful exploration and development activities and acquiring properties containing economically recoverable coal deposits. In addition, we must also generate enough capital, either through our operations or through outside financing, to mine these reserves. Our current strategy includes completion of exploration activities on our current properties and, in the event we are able to establish the existence of commercially viable coal deposits on such properties, continuing to develop our existing properties. Our ability to develop our existing properties and to commence mining operations will depend on our ability to obtain sufficient working capital through financing activities.

Our ability to implement our planned development and exploration projects is dependent on many factors, including the ability to receive various governmental permits.

In the event our planned exploration activities confirm the existence of significant coal deposits on our properties, we will then be required to renew our rights in the properties in order to continue with development and mining operations. This may include renewing the existing exploration Kuasa Pertambangan, or KP, on each property, or applying for exploitation KP’s in order to have the right to commence mining operations. We currently intend to maintain interests in the properties described herein by making timely application for renewal of the existing KP’s or by filing applications to obtain the required forms of KP to commence exploitation of the properties. Although we believe that absent unusual circumstances, such as failure to pay rent or fees or the existence of excessive environmental damage, it is common practice for the Indonesian government to approve requests for issuance or renewal of KP’s, there can be no assurance that our applications will be approved. In the event our applications are not approved, we will no longer have any interest in the properties and will be unable to continue with exploration, development or exploitation of those properties. We would be required to resubmit applications or look for other properties to explore, involving additional time and capital.

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

Our future success is dependent on having capable seasoned executives with the necessary business knowledge and relationships to execute our business plan. Accordingly, the services of our management team, specifically, Martin Hurley, our Chief Executive Officer and Jorge Nigaglioni, our Chief Financial Officer, who serves pursuant to an employment agreement, and our board of directors are deemed essential to maintaining the continuity of our operations. If we were to lose their services, our business could be materially adversely affected. Our performance will also depend on our ability to find, hire, train, motivate and retain other executive officers and key employees, of which there can be no assurance.

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

All of our operations are conducted through a subsidiary corporation organized and located outside of the United States, and all of the assets of such subsidiary corporation are located outside the United States. In addition, all of our officers and directors, other than our Chief Financial Officer, Jorge Nigaglioni, are foreign citizens. As a result, it may be difficult or impossible for United States investors to enforce judgments of United States courts for civil liabilities against us or against any of our individual directors or officers. In addition, United States investors should not assume that courts in the countries in which our subsidiary is incorporated or where the assets of our subsidiary are located would enforce judgments of United States courts obtained in actions against us or our subsidiary based upon the civil liability provisions of applicable United States federal and state securities laws or would enforce, in original actions, liabilities against us or our subsidiary based upon these laws.

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

The Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the Securities and Exchange Commission, or the Commission, have required changes in corporate governance practices of public companies. As a public entity, we expect these new rules and regulations to increase compliance costs and to make certain activities more time consuming and costly. As a public entity, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve as directors or as executive officers.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarterly period ended February 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Section 404 Compliance

Section 404 of the Sarbanes-Oxley Act of 2002 requires management's review and evaluation of our internal control over financial reporting beginning with our Annual Report on Form 10-KSB for the fiscal year ending May 31, 2008, and an attestation of the effectiveness of these controls by our independent registered public accounting firm beginning with our Annual Report on Form 10-KSB for the fiscal year ending May 31, 2009. We plan to dedicate significant resources, including management time and effort, and to incur substantial costs in connection with our Section 404 assessment. We will continue to work to improve our controls and procedures, and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 12, 2008, we have entered into subscription agreements with 24 investors pursuant to which we agreed to sell an aggregate of 60,686,732 shares of our common stock at a purchase price of $0.15 per share, which will result in net proceeds to us of approximately $9,103,010. The closing of the private placement transaction will occur on a rolling basis through April 30, 2008.The shares of common stock sold in the private placement were offered and sold in reliance upon exemptions from registration pursuant to Regulation S promulgated under the Securities Act. The shares of our common stock were offered and sold in “offshore transactions,” as defined in Regulation S, and no “directed selling efforts,” as defined in Regulation S, were made in the United States by us, a distributor of our shares of common stock, any of their or our respective affiliates, or any person acting on behalf of any of the foregoing. In addition, the subscription agreements contain representations to support our reasonable belief that the investors in the private placement were non-“U.S. persons,” as defined by Regulation S.

We intend to use the proceeds from the private placement to proceed with Phase II drilling in the coal concessions with the remainder being applied towards general corporate purposes, including acquisitions, marketing, office expansion and working capital.

ITEM 6. Exhibits.

The exhibits set forth below are filed as part of this Quarterly Report on Form 10-QSB:

Exhibit Number	Description

10.1
Form of Subscription Agreement for Private Placement Offering of Common Stock (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2008).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.*

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*

*(1)	Filed herewith.

(2)	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAL ENERGY, INC.

Dated: April 14, 2008	/s/ Martin Hurley
Martin Hurley Chief Executive Officer

Dated: April 14, 2008	/s/ Jorge Nigaglioni
Jorge Nigaglioni Chief Financial Officer
(Principal Financial and Accounting Officer)