Form 10KSB
period 2008-05-31
KAL ENERGY INC
filed 2008-09-15
CIK 1162895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

KAL ENERGY, INC.
 (Name of small business issuer in its charter)

Delaware	333-97201	98-0360062
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)
81 Clemenceau Ave. 04-15/16 UE Square Suite 23 Singapore 239917
(Address of principal executive offices)

Issuer's telephone number: (65) 6830 8440

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State issuer’s revenue for its most recent fiscal year: -$0.00.

As of July 31, 2008, the aggregate market value of voting and non-voting common stock held by non-affiliates of the issuer, based upon the closing sales price of $0.15 per share of common stock on July 31, 2008, was $21,512,426.

The number of outstanding shares of the issuer’s common stock as of July 31, 2008 was 143,416,171.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

KAL ENERGY, INC.
ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDING MAY 31, 2008

DISCLAIMER REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-KSB which are not statements of historical fact are what are known as "forward-looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "hopes," "seeks," "anticipates," "expects," and the like, often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to our present and future operations, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. In evaluating these forward-looking statements, you should consider various factors, including those described in this report under the heading "Risk Factors" beginning on page 6. These and other factors may cause our actual results to differ materially from any forward- looking statement. We caution you not to place undue reliance on these forward-looking statements. Although we base these forward-looking statements on our expectations, assumptions, and projections about future events, actual events and results may differ materially, and our expectations, assumptions, and projections may prove to be inaccurate. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions. We can give no assurance that such expectations will prove to be correct. Should any one or more of such risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described in this Annual Report on Form 10-KSB. There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-KSB.

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

We formed PT Kubar Resources, or Kubar, a limited liability foreign investment (PMA) company under the laws of the Republic of Indonesia on April 12, 2007, and completed its registration on June 6, 2007. Kubar will be our operating company for Indonesia.

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

We now carry on the business of Thatcher as our sole line of business and all of our operations are conducted by and through Thatcher or its subsidiaries. All references to the “Company,” “we,” “our” and “us” for periods prior to the closing of the reorganization transaction refer to KAL Energy, and references to the “Company,” “we,” “our” and “us” for periods subsequent to the closing of the reorganization transaction refer to the KAL Energy and its subsidiaries.

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

We have the rights to two large coal concessions situated near the Mahakam River in North Eastern Kalimantan, Indonesia. Further exploration will be required before a final evaluation as to the economic feasibility of coal extraction on these properties can be determined. We have completed phase 1 drilling and obtained a Joint Ore Reserves Committee, or JORC, compliant resource measurement on one of the properties and require additional work to determine the economic viability of the deposit. The result of the programme is an inferred resource of 204 million tons of thermal coal. See item 2 for a further description of the results of the phase I programme.

There is no assurance that a commercially viable coal deposit exists on the unexplored portion of either of our current properties. Furthermore, there is no assurance that we will be able to successfully develop our current properties or identify, acquire or develop other coal properties that would allow us to profitably extract and distribute coal and to emerge from the exploration stage.

Products

Coal is a combustible, sedimentary, organic rock, which is composed mainly of carbon, hydrogen and oxygen. Coal goes through the process of coalification as it matures, affecting its chemical and physical properties. There are various grades of coal, ranging from low rank coals (lignite& sub-bituminous) to hard coals (bituminous & anthracite). Bituminous coal is used as either thermal coal or coking coal, depending on its properties. The properties of the coal determine its value in the market, and include but are not limited to calorific value, sulphur, moisture and ash content.

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

International Coal Market

According to the WCI, the international coal market is led by the world’s top five national producers: China, United States, India, Russia and Australia, and 16% of global hard coal production, or approximately 775 million tons, is traded internationally. The WCI also estimates that the amount of seaborne traded steam coal has increased by an average of approximately 7% per year over the past 20 years and, according to the WCI, the Pacific Rim market currently accounts for approximately 57% of the total amount of steam coal traded annually. Thermal coal is the largest contributor of this trade and Indonesia is currently the number two world exporter of thermal coal.

According to the WCI, Asia is the largest consumer of coal, accounting for approximately 54% of the total global consumption of coal, and China is the leading user of coal in the region. The Energy Information Association, or the EIA, estimates that the world coal trade should reach approximately 901 million tons by 2015, and 1,122 million tons by 2030. EIA estimates that world coal consumption will grow 74% from 2004 to 2030 and that coal’s share of energy consumption will grow from 24% to 28% from 2004 to 2030. During that period, the EIA estimates that China’s coal consumption will double from 2004 to 2015 and triple from 2004 to 2030, with 50%-60% used in electricity production and close to 40% in industrial uses. The EIA further estimates that total coal imports in Asia should increase from under 200 million tons in 2004 to approximately 500 million tons in 2030. According to Platts, the energy information division of McGraw-Hill, power generation is expected to increase in China and India, with the addition of 562 and 213 coal fired power plants from 2004-2012, respectively.

The WCI estimates that global coal demand is expected to grow by 60% through 2030, pushing electrification rates from 66% in 2002 to 78% in 2030. The WCI further estimates that coal supplies 49% to 72% of the energy production in Asian markets. The price of coal as compared to natural gas and oil drives that increased use in the region.

Employees

As of May 31, 2008, we employed 32 people, each on a full-time basis. To the best of our knowledge, we are compliant with local prevailing wage, contractor licensing and insurance regulations, and have good relations with our employees.

Filing Status

We file periodic reports, current reports, proxy and information statements and other information with the Securities and Exchange Commission, or the Commission. We make available free of charge on our website, www.kalenergyinc.com, our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, proxy and information statements and amendments to those reports and statements as soon as reasonably practicable after we electronically file such materials with or furnish them to the Commission. You may read and copy any materials we file with the Commission at its Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. In addition, the Commission maintains an Internet website, www.sec.gov, that contains our periodic reports, current reports, proxy and information statements, and other information regarding us that we file electronically with the Commission.

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

As of May 31, 2008, we had approximately $1,944,567 in cash and cash equivalents in our accounts. We estimate that we will need approximately US$5,000,000 in working capital to fund capital and operational costs required to get us through the exploration phase and will need additional working capital following the exploration phase to complete all feasibility and pre production costs to get us to early production. We had subscription agreements for $9,103,010 which were expected to close on a rolling basis through June 15, 2008. We refer to this financing as the June 2008 Financing. We collected $5,803,010 through June 15, 2008. One investor in the June 2008 Financing initially subscribed to purchase 26,666,667 shares of common stock at $0.15 per share for an aggregate purchase price of approximately $4,000,000. Such investor had previously advanced $700,000 to us as part of the outstanding balance for its subscribed shares. We informed such investor that the deadline for payment of the remaining balance of $3,300,000 would be June 13, 2008. On June 13, 2008, such investor informed us that it would be unable to tender payment of the remaining balance on that date. On June 17, 2008, we and the investor amended such investor’s subscription agreement to reduce the number of subscribed shares from 26,666,667 to 4,666,667 for an aggregate purchase price of approximately $700,000. We accepted such investor’s amended subscription for the reduced number of shares and agreed to reduce the total size of the June 2008 Financing from 60,686,732 offered shares to 38,686,732 offered shares for total gross proceeds to us of approximately $5,803,010. We closed the March 2008 Financing on June 17, 2008. We do not have any arrangements for additional financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for our products, production costs, the availability of credit, prevailing interest rates and the market price for our common stock.

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

In the event our planned exploration activities confirm the existence of significant coal deposits on our properties, we will then be required to renew our rights in the properties in order to continue with development and mining operations. This may include renewing the existing exploration Kuasa Pertambangan, or KP, on each property, or applying for exploitation KP’s in order to have the right to commence mining operations. We currently intend to maintain interests in the properties described herein by making timely application for renewal of the existing KP’s or by filing applications to obtain the required forms of KP to commence exploitation of the properties. Although we believe that absent unusual circumstances, such as failure to pay rent or fees or the existence of excessive environmental damage, it is common practice for the Indonesian government to approve requests for issuance or renewal of KP’s, there can be no assurance that our applications will be approved. In the event our applications are not approved, we will no longer have any interest in the properties and will be unable to continue with exploration, development or exploitation of those properties.  We would be required to resubmit applications or look for other properties to explore, involving additional time and capital. Additionally, the GPK property requires an additional permit from the Forestry department before Phase II can proceed. We are in the process of obtaining this permit.

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

Our future success is dependent on having capable seasoned executives with the necessary business knowledge and relationships to execute our business plan. Accordingly, the services of our management team, specifically, William Bloking, our President and the Chairman of our board of directors, and Jorge Nigaglioni, our Chief Financial Officer, who serves pursuant to an employment agreement, and our board of directors are deemed essential to maintaining the continuity of our operations. If we were to lose their services, our business could be materially adversely affected. Our performance will also depend on our ability to find, hire, train, motivate and retain other executive officers and key employees, of which there can be no assurance.

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

All of our operations are conducted through a subsidiary corporation organized and located outside of the United States, and all of the assets of such subsidiary corporation are located outside the United States. In addition, all of our officers and directors, other than William Bloking, our President and Chairman of our board of directors and Jorge Nigaglioni, our Chief Financial Officer, are foreign citizens. As a result, it may be difficult or impossible for United States investors to enforce judgments of United States courts for civil liabilities against us or against any of our individual directors or officers. In addition, United States investors should not assume that courts in the countries in which our subsidiary is incorporated or where the assets of our subsidiary are located would enforce judgments of United States courts obtained in actions against us or our subsidiary based upon the civil liability provisions of applicable United States federal and state securities laws or would enforce, in original actions, liabilities against us or our subsidiary based upon these laws.

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

Our certificate of incorporation, as amended, does not contain any specific provisions that eliminate the liability of our directors for monetary damages to us and our stockholders. However, we are prepared to give such indemnification to our directors and officers to the fullest extent provided by Delaware law. We may also have contractual indemnification obligations under its employment agreements with its executive officers. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit us and our stockholders.

ITEM 2. DESCRIPTION OF PROPERTY

Property Location and Access

We have rights to two coal concessions located near the Mahakam River in North Eastern Kalimantan, on the Indonesian island of Borneo. The following map illustrates the location of the properties:

"Block 24"
Mahakam River
"Block 16"
LOCATION MAP
BLOCK 24 AND BLOCK 16
Block 24
Block 16
River
Lake
Town
Kilometres

The area of interest is in the vicinity of Melak, close to Senadawar, the capital of the district of Kutai Barat in the province of East Kalimantan. Melak is located approximately 100 miles northwest of the city of Balikpapan. Block 16 is approximately 6 miles southeast of Melak. Block 24 is approximately 22 miles northwest of Melak. The rivers provide the principal means of transport to bring in goods and heavy equipment and export coal and timber. The road network in Kutai Barat varies from metalled to unmade and generally requires constant repair. Access into concession areas is by four-wheel drive vehicles or trail bikes on the old logging roads or by motorized boat. The blocks lie close to the Mahakam River. Each block is10,000 hectares, approximately 24,700 acres.

The following map shows a close up view of the Block 16 claim held by PT Bunyut Bara Mandiri:

115°50'00"
115°55'00"
115°60'00"
00°25'00"
Kampung Bengun
Short Cut to BBM
S.Kedang Pahu
Stock File Gunung Bayan
Gunung Bayan
Kedang Pahu River
Dasaq
Jelau River
Jerang Melayu
Muara Mendung
Jerang Dayak
Log Pond PT.RKR
Peninggir
Dingin
LEGEND
KP Boundary
River
Footpath
Village
Loading Point
Distric Road
Logging Road
Log Pond
Proposed Drill Hole
SCALE 1 : 100,000
PT.BUNYUT BARA MANDIRI
DESA DASAQ, Muara Pahu Distric
KABUPATEN KUTAI BARAT
PROPINSI KALIMANTAN TIMUR
Drawn By
Beben.S.Moses/Herdy
Signed By
Jonathan O'Dell
Date
10 February 2007

The following map shows a close up view of the Block 24 claim held by PT Graha Panca Karsa:

Mujup Putih River
Mujup River
S.Menihi
Camp 3
N 00°10'00"
Anak S.Menihing
Menihing River
Belian River
Punan River
Lime River
N 00°05'00"
N 00°01'00"
115°40'00"
115°45'00"
LEGENDA
KP Boundary
Logging Road
Footpath
River
Camp
Bridge
N
SCALE 1 : 100, 000
0
1
2
Kilometres
PT.GRAHA PANCA KARSA
DESA TUKUL, KECAMATAN TERING
KABUPATEN KUTAI BARAT
PROPINSI KALIMANTAN TIMUR
Drawn By : Beben.S.Moses/ Herdy
Signed By : Jonathan O'Dell
Date : 10 February 2007

Claim Status

Indonesia’s natural resources are controlled by the Indonesian Government. As a result, there is no title to particular mineral deposits granted by the Indonesian government to private companies or individuals, but rather the Indonesian government will only grant the right to exploit and sell the mineral deposits. Domestic investment in mining is conducted through a KP, a license issued by the Head of Regency, the regional governor and the Indonesian Minister of Energy and Mineral Resources, depending on the location of the mining area. There are several types of KPs, which may be issued depending on the stage of development of the mining area itself, including a General Survey KP, an Exploration KP, an Exploitation KP, a Transportation and Selling KP and a Processing and Refining KP.

Indonesian mining regulations do not permit KPs to be held by non-Indonesian companies or by Indonesian companies, which are wholly or partly owned by non-Indonesian persons or entities. We have established a series of contractual arrangements, which give us an economic benefit in relation to certain mining properties in Indonesia, as further described below.

The KPs for the two properties in which we have economic rights are held by limited liability companies formed under the laws of Indonesia. PT Graha Panca Karsa, or GPK, holds an Exploration KP on Kampung Tukul Kecamatan Tering in the Kutai Barat district of East Kalimantan, and PT Bunyut Bara Mandiri, or BBM, holds an Exploration KP on Kecamatan Melak and Kecamatan Muara Lawa in the Kutai Barat district of East Kalimantan. The KPs are extendable by the company under agreement and obligations and both currently run until September 14th, 2008 unless and until extended. Applications for the extensions of the KP's have been submitted and await approval by the Regency.

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

In addition, the shareholders of GPK and BBM executed (i) a loan agreement with Thatcher to record the terms upon which Thatcher loaned them the funds needed to purchase the shares of GPK and BBM, (ii) a share pledge agreement issued to Thatcher pledging their shares as collateral security for their obligations under their respective loan agreements, cooperation and investment agreements, and any related agreements, and (iii) a power of attorney in favor of Thatcher giving Thatcher the power to vote the shares in GPK and BBM. We have included the results of GPK and BBM in our financial statements as of May 31, 2008, as a variable interest entity, as we currently stand to absorb the majority of the variable interest entity’s expected losses. We have commenced a change in the ownership of GPK and BBM in accordance with the terms of the aforementioned agreements. Article 127 of Company Law requires that any change of more than 50% shareholding requires a newspaper announcement, with closing to occur no earlier than 30 days following the announcement. We expect to complete these transactions in the next 45 days.

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

Pursuant to the terms of a cooperation and investment agreement, GPK and BBM are required to maintain their respective KPs in full force and effect, and to apply for any extensions or renewals of their respective KPs at our direction. We have instructed GPK and BBM to apply for extensions of their respective KPs prior to their expiration. The applications have been submitted and are awaiting approval by the Regency. Although we anticipate that the KPs will be renewed prior to their expiration, there is no assurance that the governing body will grant such renewal. Additionally, the GPK property requires an additional permit from the Forestry department before Phase II can proceed. We are in the process of obtaining this permit.

History

We are not aware of any previous mining activities, which have taken place on either of the properties in which we have rights. However, there have been logging operations in the area.

Geology

A field exploration program was conducted on Block 16 and Block 24 in July 2006. Based on that study, the following information is available:

The rocks of Kutai Barat are mostly contained within the Kutai Basin. A summary of the stratigraphy in the Kutai Basin is given in the Table below.

Epoch	Division	Map Ref	Facies	Formation
Holocene		Qa	Alluvium
Pleistocene		Tpkb	Mixed with lignite	Kampung Baru
Pliocene		—	—	—
Miocene	Late	Tmbp	Mixed with lignite/coal	Balikpapan
Unconformity
	Middle	Tmpb Tmm	Sandstone and mixed, with coal. Tmm – andesite	Palau Balang	Tmm Maragoh
Unconformity
	Early	Tomp	Sandstone and mixed, with coal	Pamaluan
Oligocene	Late
Unconformity
	Early	Toty	Mixed with lignite/coal	Tuyu
Eocene		—	—	—

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

High ground

Mostly located 200m above sea level, these areas contain the volcanic rocks, andesites and tuffs of the Maragoh Formation and, in the northwest, small areas of the quartzitic Haloq Sandstone Formation of the neighboring basin.

In Block 24, coal seams up to 8 m thick have been recorded. Some 92% of the outcrops recorded in the block have dips under 10 degrees. Gently rolling topography combined with shallow dips (dip-slope) will ensure favorable stripping ratios. The program yielded a collection of coal samples that were analyzed for moisture, ash, sulphur and calorific values of the coal in the property.

Infrastructure

There are approximately 130 kilometers of unsealed roads on the properties, which were built by legacy logging operators operating on the properties. Both of the properties are situated close to the Mahakan River, which is used for barge transportation. In addition, both properties are situated near Melak, a small rural town, which provides a logistic base for operations.

Coal

We completed our Phase I Drilling Programme and obtained a JORC, code compliant resource statement for the GPK site on June 11, 2007. The competent persons reported Inferred Resources of 204 million tons of thermal coal. The coal properties are as below:

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

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on June 23, 2008. The following actions were taken at this meeting and included are the tabulation of the votes:

1.	Ratification of Kabani and Company, Inc. as independent registered public accounting firm for the fiscal year ending ay 31, 2008:

Number of Shares
For	Against	Abstain	Broker Non Votes
60,321,671	—	—	—

No other matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

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

The following table sets forth for each quarter during our fiscal years ending May 31, 2008 and 2007 the high and low bid quotations for our common stock as reported on the OTC Bulletin Board.

Fiscal Year Ending	High	Low
May 31, 2007
First Quarter	0.48	0.38
Second Quarter	0.51	0.36
Third Quarter	1.35	0.40
Fourth Quarter	1.51	0.80
May 31, 2008
First Quarter	1.48	0.46
Second Quarter	0.64	0.17
Third Quarter	0.45	0.25
Fourth Quarter	0.40	0.19

Information for the periods referenced above has been furnished by the OTC Bulletin Board. The quotations furnished by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

On June 30, 2008, we had approximately 129 stockholders of record.

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

The following table summarizes the securities authorized for issuance under our equity compensation plans as of May 31, 2008.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	12,000,000	$0.38	2,441,667
Equity compensation plans not approved by security holders	—	—	—
Total	12,000,000	$0.38	2,441,667

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Our plan of operation for the twelve months following the date of this Annual Report on Form 10-KSB is to:

•
Complete the Phase I exploration of the Bunyut concession. This evaluation will lead to a Phase II programme which is designed to be the initial step towards completing a mine plan with feasibility studies and environmental review. We anticipate this current phase will require $300,000 to $400,000.

•
Complete the Phase II exploration of the Graha concession. This phase will yield the economic viability of the concession. This will provide a mine plan and the capital requirements for the establishment of mining operations. We anticipate this phase will require $2,000,000 to $3,000,000, depending on the coverage of the phase.

As of May 31, 2008, we had $1,944,567 in cash in our account. We can operate into the fourth quarter of the 2008 calendar year with the cash on hand, but will be looking to raise funds to move to Phase II drilling shortly after the completion and review of the Phase I Programme. We plan to raise $5,000,000 to accommodate the exploration programmes and subsequent activities.

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

Results Of Operations

References in the discussion below to 2008 are to our current fiscal year ended May 31, 2008, while references to 2007 are to our fiscal year ended May 31, 2007.

Year ended May 31, 2008 compared to the year ended May 31, 2007

Revenue

We have not earned any revenue from operations from our incorporation on February 21, 2001 to May 31, 2008. Our activities have been financed from the proceeds of private placement offerings of our common stock. We do not anticipate earning any revenue until such time as we complete the property exploration and complete activities relating to the preparation of coal extraction, of which there is no assurance.

Expenses

Exploration Expenses

During our fiscal year ended May 31, 2008, we incurred $3,140,838 of exploration expenses, as compared to $1,228,807 of exploration expenses for the year ended May 31, 2007. This increase in exploration expense is due primarily to the work performed on the Graha concession to bring it to a JORC Compliant inferred resource of 204 million tons in June 2007, the exploration of a coal concession in Mongolia and the follow up work in the southwest and eastern blocks of the Graha Concession to further define the resource, including its coal quality and resource mineability.

We incurred significant manpower expense of approximately $1,552,421 for the year ended May 31, 2008 versus $500,325 for the year ended May 31, 2007. This increase in manpower expense is due primarily to the difference in months under exploration of twelve in 2008 as compared to four in 2007. Site expenses incurred were approximately $816,333 for the year ended May 31, 2008 as compared to $407,740 for the year ended May 31, 2007. These include on site facilities, catering, paving and telecommunications. Equipment expense of approximately $481,205 was incurred for the year ended May 31, 2008 as compared to $178,899 for the year ended May 31, 2007. We incurred travel expense of approximately $290,879 for the year ended May 31, 2008 as compared to $141,843 for the year ended May 31, 2007. This includes the travel to and within Kalimantan, Indonesia, as well as travel to Mongolia and other prospective properties under evaluation.

We spent $2,768,948 in coal concessions in Indonesia and $371,890 in due diligence exploration in Mongolia. These expenses were related to the coal concessions in Indonesia under exploration that started after the reorganization transaction. These expenses were part of our Phase I drilling programme to establish a JORC-compliant inferred resource. This included equipment rentals, fuel costs, third party manpower and site maintenance costs.

Stock Based Compensation Expense

We incurred stock based compensation expense of $4,883,059 for the year ended May 31, 2008 as compared to $1,301,372 for the year ended May 31, 2007. This increase resulted from operating under the 2007 Stock Incentive Plan for a full year versus one month in 2007. We reduced the number of our employees and consultants as part of our ongoing efforts to reduce operating costs during the last two quarters of 2008. Those efforts resulted in a reduction of stock based compensation. A one time reduction of $1,115,798 was recorded in the fourth quarter to reflect the impact of the grant cancellations. The net fourth quarter expense of $330,788 is not indicative of the ongoing expense. The recurring expense in the fourth quarter was $1,243,713.

General and Administrative Expenses

We incurred general and administrative expense of $1,980,357 for the year ended May 31, 2008 as compared to $552,025 for the year ended May 31, 2007, with the increase resulting from a full year of operations in 2008 as compared to four months of operations in 2007. The primary expense was related to salaries and fees for our officers and directors. We also leased offices in London, Singapore and Jakarta during the year ended May 31, 2008. The expense also covers the amortization of intangible assets of $88,571 per quarter. Travel also contributed to the high run rate, although we curtailed travel in the later quarters of 2008 as part of our cost controls.

Professional Expenses

Professional and consulting fees for the year ended May 31, 2008 increased to $732,921, as compared to $642,835 for the year ended May 31, 2007. This increase in professional fees reflects our operations over the course of an entire year as compared to four months in 2007. We use the services of legal counsel and accountants in all the countries in which we operate to ensure compliance with applicable laws and regulatory filings. We also used the services of Mining House Ltd during the year ended May 31, 2008.

Loss

Net loss for the year ended May 31, 2008 increased to $10,647,276, as compared to $3,693,152 for the year ended May 31, 2007. The increased loss was due to an increase in expenses, as discussed above. We have not attained profitable operations and are dependent upon obtaining additional financing to move from our exploration activities to our initial production.

Capital Resources

At May 31, 2008, we had assets recorded at $8,757,144 consisting of cash of $1,944,567, accounts receivable of 75,945, prepaid expense and other current assets of $123,307 and an intangible asset of $6,613,326. We are dependent upon obtaining additional financing to fund our activities to move from our exploration activities to our initial production.

Cash Used In Operating Activities

Our net cash used in operating activities decreased by $4,911,598 in our fiscal year ended May 31, 2008, as compared to $2,031,453 used in operating activities during our fiscal year ended May 31, 2007. This increase use of $2,880,145 resulted primarily from the increase in exploration, general and administrative expenses discussed above.

Cash Provided By Investing Activities

Our net cash provided by investing activities did not change in our fiscal year ended May 31, 2008, as compared to $191,054 provided by investing activities during our fiscal year ended May 31, 2007. This decrease of $191,054 resulted primarily from the lack of our investing activity during the year ended May 31, 2008.

Cash Provided By Financing Activities

Our net cash provided by financing activities increased by $6,126,539 in our fiscal year ended May 31, 2008, as compared to $2,568,185 provided by financing activities during our fiscal year ended May 31, 2007. This increase of $3,558,354 resulted primarily from the capital raise of the June 2008 Financing.

Liabilities

Our liabilities at May 31, 2008 totaled $1,297,459 and consisted of various payables to our service providers as well as $700,000 of shares to be issued to certain of our investors.

ITEM 7. FINANCIAL STATEMENTS

See the following pages.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Kal Energy, Inc.

We have audited the accompanying balance sheets of Kal Energy, Inc. as of May 31, 2008, and the related statements of operations, stockholders' deficit, and cash flows for the years ended May 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2008, and the results of its operations and its cash flows for the year ended May 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had incurred cumulative losses of $14,418,100 and net losses of $10,647,276 for the year ended May 31, 2008. In addition, the companies right to exploit its mining interest expires on September 14, 2008, there is no assurance that a renewal will occur. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.

Los Angeles, California
August 31, 2008

KAL ENERGY INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEET
AS OF MAY 31, 2008

Current assets:
Cash & cash equivalents	$1,944,567
Other receivable	75,945
Prepaid expenses and other current assets	123,307
Total Current Assets	2,143,819

Intangible Assets, net	6,613,326

TOTAL ASSETS	$8,757,144

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$597,459
Shares to be issued	700,000
Total current liabilities	1,297,459

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT

Common Stock
$0.0001 par value; 500,000,000 shares authorized;
134,687,004 issued and outstanding	13,469
Additional paid-in capital	21,904,316
Subscription receivable	(40,000)
Deficit accumulated during the exploration stage	(14,418,100)
Total Stockholders' Deficit	7,459,685

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,757,144

The accompanying notes are an integral part of these consolidated financial statements

KAL ENERGY INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			FOR
			THE CUMULATIVE
			PERIOD FROM
	FOR THE YEARS ENDED		FEBRUARY 21, 2001
	MAY 31		(INCEPTION)
	2008	2007	TO MAY 31, 2008

Net Revenue	$—	$—	$—

Operating Expenses
Exploration expenditures	3,140,838	1,228,807	4,389,655
Stock based compensation expense	4,883,059	1,301,372	6,184,431
General and administrative expenditures	1,980,357	552,025	2,542,218
Professional and consulting fees	732,921	642,835	1,423,132
Total Operating Expenses	10,736,725	3,725,039	14,539,436

Other income:
Consulting services	71,880	—	71,880
Interest income	17,569	31,887	49,456
Total Other Income	89,449	31,887	121,336

Net Loss	$(10,647,276)	$(3,693,152)	$(14,418,100)

Loss Per Share, basic and diluted	$(0.10)	$(0.06)

*Weighted Average Number Of Common Shares Outstanding, basic and diluted	103,975,510	59,430,964

* Basic and diluted weighted average number of shares are equivalent as the effect of dilutive securities is anti-dilution.

The accompanying notes are an integral part of these consolidated financial statements

KAL ENERGY INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			FOR
			THE CUMULATIVE
			PERIOD FROM
	FOR THE YEARS ENDED		FEBRUARY 21, 2001
	MAY 31		(INCEPTION)
	2008	2007	TO MAY 31, 2008
Cash Flows From Operating Activities:
Net loss	$(10,647,276)	$(3,693,152)	$(14,418,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	4,883,059	1,301,372	6,184,431
Stock issued for consulting services	38,750	222,500	261,250
Amortization expense	354,285	118,095	472,380
Allowance for bad debt - notes receivable	362,656	—	362,656
Increase in accounts receivable	(75,945)	—	(75,945)
Increase in prepaid expenses and other current assets	(57,850)	(56,781)	(128,631)
Increase in accounts payable and accrued liabilities	230,724	76,514	315,363
Net cash used in operating activities	(4,911,598)	(2,031,453)	(7,026,596

Cash Flows From Investing Activities:
Cash of acquired subsidiary	—	201,054	201,054
Cash investment in subsidiary	—	(10,000)	(10,000)
Net cash provided by investing activities	—	191,054	191,054

Cash Flows From Financing Activities:
Advances from shareholder	75,000	10,000	117,820
Payments to shareholders against advances	(75,000)	(42,820)	(117,820)
Debt repayment	—	(198,000)	(198,000)
Advances on note receivables	(50,000)	(703,995)	(753,995)
Proceeds from issuance of common stock	6,176,539	3,503,000	9,732,103
Net cash provided by financing activities	6,126,539	2,568,185	8,780,108

Increase In Cash & Cash Equivalents	1,214,941	727,786	1,944,567
Cash & Cash Equivalents, Beginning Of Period	729,626	1,840	—
Cash & Cash Equivalents, End Of Period	1,944,567	729,626	1,944,567

Supplemental Disclosure Of Cash Flow Information
Cash paid for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—
Supplemental Disclosure of Non Cash Transactions
Shares issued to acquire subsidiary	$—	$—	$6,400,000

The accompanying notes are an integral part of these consolidated financial statements

KAL ENERGY INC.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY DEFICIENCY
FOR THE PERIOD FROM INCEPTION, FEBRUARY 21, 2001, TO MAY 31, 2008

					ACCUMULATED
	COMMON STOCK				DEFICIT
			ADDITIONAL		DURING THE
			PAID-IN	SUBSCRIPTION	EXPLORATION
	NUMBER	AMOUNT	CAPITAL	RECEIVABLE	STAGE	TOTAL
Issuance of common stock for cash
Founders’ shares	40,000,000	$1,000	$—	$—	$—	$1,000.00
Initial shares	6,875,272	3,688	47,877	—	—	51,565
Net loss for the period	—	—	—	—	(35,809)	(35,809)
Balance, May 31, 2001	46,875,272	4,688	47,877	—	(35,809)	16,756
Net income for the year	—	—	—	—	15,723	15,723
Balance, May 31, 2002	46,875,272	4,688	47,877	—	(20,086)	32,479
Net loss for the year	—	—	—	—	(16,847)	(16,847)
Balance, May 31, 2003	46,875,272	4,688	47,877	—	(36,933)	15,632
Net loss for the year	—	—	—	—	(18,846)	(18,846)
Balance, May 31, 2004	46,875,272	4,688	47,877	—	(55,779)	(3,214)
Net loss for the year	—	—	—	—	(11,544)	(11,544)
Balance, May 31, 2005	46,875,272	4,688	47,877	—	(67,323)	(14,758)
Net loss for the year	—	—	—	—	(10,348)	(10,348)
Balance, May 31, 2006	46,875,272	4,688	47,877	—	(77,671)	(25,106)
Merger with Thatcher Mining Pte. Ltd.	32,000,000	3,200	6,396,800		—	6,400,000
Stock issued for cash	17,615,000	1,762	3,501,239		—	3,503,000
Stock issued for services	1,112,500	111	222,389		—	222,500
Issuance of shares under stock compensation plan	125,000	13	342,488		—	342,500
Stock based compensation expense	—	—	958,872		—	958,872
Net loss for the year	—	—	—		(3,693,152)	(3,693,152)
Balance, May 31, 2007	97,727,772	9,773	11,469,664	—	(3,770,823)	7,708,614
Stock issued for cash	34,957,600	3,496	5,473,042	—	—	5,476,528
Stock issued for services	55,000	6	38,745	—	—	38,750
Issuance of shares under stock compensation plan	1,946,700	195	674,909	(40,000)	—	635,104
Stock options granted to employees	—	—	4,247,957	—	—	4,247,957
Net loss for the year	—	—	—	—	(10,647,276)	(10,647,276)
Balance, May 31, 2008	134,687,072	$13,469	$21,904,316	$(40,000)	$(14,418,100)	$7,459,685

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

b)  Exploration Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations.  The Company is currently seeking opportunities for profitable operations. Costs related to locating coal deposits and determining the extractive feasibility of such deposits are expensed as incurred until a defined reserve is obtained.

c) Going Concern

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company had incurred cumulative losses of $14,418,100 and net losses of $10,647,276 for the year ended May 31, 2008. In addition, the right to exploit its mining interest expire on September 14, 2008, there is no assurance that a renewal is assured. These factors raise substantial doubt about Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty or recoverability and classification of recorded assets amounts, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the year ended May 31, 2008, towards (i) obtaining additional equity (ii) management of accrued expenses and accounts payable (iii) searching for a suitable strategic partner. Management believes that the above actions will allow the Company to continue operations through the next fiscal year. The management has initiated the process to renew the license.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying interim condensed consolidated financial statements are prepared in accordance with rules set forth in Regulation SB promulgated by the Securities and Exchange Commission. Accordingly, these statements do not include all disclosures required under generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company's Form 10-KSB for the fiscal year ended May 31, 2008. In the opinion of the Company’s management, all adjustments consisting of normal recurring accruals have been made to the financial statements.

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of Kal Energy, Inc. the accounts of its wholly owned subsidiaries, Thatcher, PT Kubar and Finchley, and the accounts of the variable interest entities, PT. Bunyut Bara Mandiri and PT. Graha Panca Karsa (Note 11), collectively “the Company”. All significant inter-company transactions and accounts have been eliminated in consolidation.

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

In May of 2008, FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

In May of 2008, FASB issued SFASB No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

3.   OTHER RECEIVABLE

At May 31, 2008, the Company had $75,945 of other receivable related to the outsourcing of exploration personnel.

4.  NOTES RECEIVABLE

As of May 31, 2008, the Company has two note receivables of $150,000 and $175,000 from two unrelated parties. The note receivables are both pledged by the shares to be purchased by the notes, with an interest rate of twelve month LIBOR plus 5%, and due on demand. The Company has accrued $37,656 of interest against this loan. Subsequent to the fiscal year end, the Company has not received confirmation from the holders of the notes. As such, the Company has commenced a change in the ownership of GPK and BBM in accordance with the terms of the share pledge agreements. The Company is in the process of selling the notes to third parties. Article 127 of Company Law requires that any change of more than 50% shareholding requires a newspaper announcement, with closing to occur no earlier than 30 days post-the announcement. The Company expects to complete these transactions in the next 45 days. Up until the time the notes are transferred, the Company is placing a reserve against the entire balance of the notes. Once the transfer is completed and the notes are assumed by new parties, the Company will reevaluate the value of the notes and the carrying amount of the reserve, if any. (see note 16) As at May 31, 2008, the Company based upon its evaluation of the notes, has provided an allowance for bad debts against the Notes receivable amounting to $362,656.

Loan advances	325,000
Accrued interest	37,656
Loan balance	362,656
Reserve	(362,656)
Total	-

5.  PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits at May 31, 2008 are as follows:

Prepaid expenses	$111,542
Deposits	11,765
$123,307

Prepaid expenses include $39,780 of prepaid insurance, $27,165 for employee advances, $21,652 of withholding tax receivables, $18,281 prepayments for rental, and $4,664 of other prepaid expenses.

Deposits include $11,765 for rental deposit.

6.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued expenses at May 31, 2008 are as follows:

Accounts payable	$424,847
Accrued expenses	172,612
$597,459

As of May 31, 2008, the Company owed the following amounts to related parties for expenses incurred in the normal course of business, included in the totals above:

Officers & Directors
Martin Hurley	$32,943
Jorge Nigaglioni	3,154
William Bloking	16,341
Antonio Varano	3,061
Related Parties
Asia Consultancy Pte Ltd	(934)
$54,565

The above payables are noninterest bearing, unsecured and due on demand.

7.  INTANGIBLE ASSETS

The Company entered into two Investment and Cooperation agreements with PT Graha Panca Karsa (“PT GPK”) and PT Bunyut Bara Mandiri (“PT BBM”). Pursuant to these agreements, the Company will provide mining services in exchange for a share of revenues derived from any coal sales. The Company shall be entitled to all net proceeds from the sale of minerals arising out of the project, save for a 1% net smelter royalty. The Company has recorded this asset at its fair value, based upon purchase method of accounting for the acquisition (See note 10), of $7,085,706 and is being amortizing over 20 years.

Gross Value of Agreements	$7,085,706
Amortization	(472,380)
Net Intangible assets	$6,613,326

Amortization expenses for the Company’s intangible assets over the next five years ending May 31, is estimated to be:

2009	$354,285
2010	354,285
2011	354,285
2012	354,285
2013	354,285
After	4,814,901
Total	$6,613,326

8.   RELATED PARTY TRANSACTIONS

During the year the company used the services of Mining House Ltd. for IT and administrative services. Three of our directors and two of our former chief executive officers, one of whom is also the sole shareholder of Mining House Ltd., are directors in the service company. Payments for such services during the year ended May 31, 2008 amounted to $388,249.

The Company has a rental and services agreement with PB Commodities (“PBC”) for office space and the use of certain personnel in Singapore. “PBC” is owned by Essendon Capital Ltd, a shareholder of KAL. Rental and service payments made under this agreement totaled $137,807 for the year ended May 31, 2008.

The Company used Asia Consultancy Group Pte Ltd. (“ACG”) for exploration consulting services. ACG is owned by PB Commodities. Total payments made for the year ended May 31, 2008 totaled $463,779.

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

 9.  SHAREHOLDER’S EQUITY

During the fiscal year ended May 31, 2008, the Company issued 34,957,600 shares for cash as part of private placement and has 4,666,667 shares to be issued as of May 31, 2008. Year to date, the Company has raised $6,528,009 for a total of 39,624,233 shares. The Company incurred $351,471 in finders fees related to this transaction, for a net raise of $6,176,538. Subsequent to the year end, the Company agreed to issue an aggregate of 4,062,500 additional shares of common stock to a group of shareholders that participated in a previous private placement (see note 16).

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

On April 12, 2007, the board of directors approved the 2007 Stock Incentive Plan for employees and outside contractors (the “SIP”). The Company authorized 12,000,000 shares for use in the SIP. The Company granted As of February 29, 2008, 825,833 shares and 2,737,500 options had vested under the SIP. The Company has issued 455,000 shares from the SIP in 2007 as follows:

Quarter Ended	Shares Issued
August 31, 2007	205,000
November 30, 2007	—
February 29, 2008	250,000
May 31, 2008	1,491,666
1,946,666

See note 12 for the description of the SIP and the valuation assumptions.

10.  BUSINESS COMBINATION

On September 12, 2007, the Company acquired the operations of Finchley. The transaction was transfer from the shareholder of Finchley to the Company at a nominal value. Finchley had no assets and only had expenses from its incorporation. The entity was acquired for the purpose of conducting exploration in Mongolia. No separate pro-forma financial information is presented as the amounts involved were immaterial.

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

The Company has reduced the recorded value of the intangible assets acquired, by the negative goodwill of $5,632,462. The purchase price allocation for Thatcher acquisition is based on the fair value of assets acquired and liabilities assumed. Immediately after the execution of the definitive agreement, the Company obtained effective control over Thatcher. Accordingly, the operating results of Thatcher have been consolidated with those of the Company starting February 9, 2007.

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

The pro forma information below shows the impact of Thatcher’s operations on the Company’s results as if it had been combined at the beginning of the year ended May 31, 2008 and 2007 and the period from inception to May 31, 2007, respectively.

Statement of Operations	May 31, 2008	May 31, 2007	Cumulative Period From Inception February 21, 2001 to May 31, 2008
	(unaudited)	(unaudited)	(unaudited)

Revenue	$—	$—	$—

Expenses
Exploration expenditures	3,140,838	1,731,071	4,891,909
Stock based compensation expense	4,883,059	1,301,372	6,184,431
Professional and consulting fees	732,921	735,903	1,516,210
General and administrative expenditures	1,979,907	594,257	2,584,449
Total Expenses	(10,736,725)	(4,362,603)	(15,176,999)

Interest and Other Income	89,449	33,539	122,988

Net Loss	$(10,647,276)	$(4,329,064)	$(15,054,011)

Earnings Per Share
Basic	$(0.10)	$(0.01)

11.  VARIABLE INTEREST ENTITY

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

At May 31, 2007, the company provided funds to two individuals for their purchase of 1,000,000 or 100% of the 1,000,000 outstanding shares of PT Graha Panca Karsa (“PT GPK”) and 1,000,000 or 100% of the 1,000,000 outstanding shares of PT Bunyut Bara Mandiri (“PT BBM”), exploration stage companies involved in the exploration of coal concessions in East Kalimantan, Indonesia.   The Company has been the sole source of funding to the shareholders of PT GPK since 2006 to acquire the shares in PT GPK through advances made under a loan agreement.  Such advances totaled $175,000 for the shareholders of PT GPK and $150,000 for the shareholders of PT BBM, at May 31, 2008. These advance were part of notes receivable (See note 4) and fully provided for as there is uncertainty about the recoverability of these advances. The Company is considered the primary beneficiary as it stands to absorb the majority of the VIE’s expected losses.

As of May 31, 2008, the Company has consolidated PT GPK and PT BBM’s financial statements for the year then ended in the accompanying financial statements. PT GPK and PT BBM did not have any operations through May 31, 2008.

12.  STOCK BASED COMPENSATION EXPENSE

Description of Stock-Based Compensation Plan

Stock Incentive Plan (SIP) Effective April 27, 2007, we adopted the SIP. Under the provisions of the SIP, the company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and stock awards to our officers, directors and key employees, as well as to consultants and other persons who provide services to us. The SIP has a maximum contractual term of ten years. As of May 31, 2008, securities authorized and available for issuance in connection with our SIP were 9,558,333. Under the terms of the SIP, in no event shall the number of shares authorized for issuance in connection with the SIP exceed 12 million shares.

Valuation Assumptions

For all periods presented, the fair value of stock-based compensation made under the SIP was estimated using the Black-Scholes option pricing model.

The weighted average assumptions used for options granted, ESPP purchases and the LTPP in 2008 and 2007 was as follows:

	2008	2007
Stock Option Plan
Risk-free interest rate	3.08%	4.67%
Dividend yield	0%	0%
Volatility	122%	91%
Expected life	10 years	10 years

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

Stock-Based Payment Award Activity

The following table summarizes equity share-based payment award activity in 2008 and 2007:

	Available For Grant	Shares	Weighted Average Exercise Plan	Aggregate Intrinsic Value
Outstanding at May 31, 2007	1,225,000	10,650,000	$1.44	$0
Granted	-2,865,000	2,865,000	$0.29
Exercised	—	-2,001,667	$0.38
Cancelled	4,081,667	-4,081,667	—
Plan Shares Expired	—	—	—
Outstanding at May 31, 2008	2,441,667	7,431,667	$1.28	$0

4,081,667 stock options were forfeited or cancelled during the year ended May 31, 2008. No stock options expired during the year ended May 31, 2008. No stock or options were forfeited, cancelled or expired during the year ended May 31, 2007.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.30-$0.50	6,040,000	9.2	$0.45	3,776,083	9.2	$0.23

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the company's closing stock price of $0.27 on May 31, 2008, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. There were no in-the-money stock option awards exercisable on May 31, 2008. The Company has not received any cash under the plan as no options have been exercised as of May 31, 2007. The Company recorded $4,247,957 for stock based compensation expense and $635,104 for the shares issued as compensation from the plan during the year ended May 31, 2008.

13.  EXPLORATION EXPENDITURES

In 2006, Thatcher commenced exploration in properties in Kalimantan, Indonesia. Exploration expenses were performed by outside contractors, who billed all resources used individually between manpower, travel, equipment rentals, phone and other expenses. The bulk of all expenditures was manpower, including the chief geologist, operations manager, site manager and site personnel from various contractors, who were utilized to make preliminary assessments of the properties providing mining services for initial property assessment and preparing for the phase I drilling program. The initial measurements of the quantity and quality of coal seams were made on two properties in East Kalimantan, Indonesia and a study of the logistics for processing the coal in site and delivering it to customers was completed. Site expenses include all site maintenance costs as well as operating costs such as fuel and camps.

	Year Ended May 31, 2008	Year Ended May 31, 2007
Manpower	$1,552,421	$500,325
Site Expenses	816,333	407,740
Equipment	481,205	178,899
Travel	290,879	141,843
	$3,140,838	$1,228,807

14.  INCOME TAXES

The Company is registered in the State of Delaware and has operations in primarily two tax jurisdictions - the Singapore and the United States. For operations in the United States of America and the Singapore, the Company has incurred net accumulated operating losses for income tax purposes The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of May 31, 2008. Accordingly, the Company has no net deferred tax assets.

The components of income before income taxes are as follows:

US$	2008	2007
Loss subject to United States	$7,277,585	$1,607,647
Loss subject to Singapore	2,322,657	2,085,505
Loss subject to Indonesia	1,047,034	—
Total Loss	$10,647,276	$3,693,152

United States of America

As of May 31, 2008, the Company’s subsidiary in the United States of America had approximately $4,637,000 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carry forwards in certain situations when changes occur in the stock ownership of a company. In the event the Company has a change in ownership, utilization of carry forwards could be restricted. The deferred tax assets for the United States entity at May 31, 2008 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the United States of America as of May 31, 2008 and 2007.

(US$)	2008	2007
Net Operating Loss Carry forwards	$4,637,000	$1,674,019
Total Deferred Tax Assets	1,577,000	669,608
Less: Valuation Allowance	(1,577,000)	(669,608)
Net Deferred Tax Assets	$—	$—

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	May 31, 2008	May 31, 2007
Tax expense (credit) at U.S. statutory rate-federal	34%	34%
State tax expense net of federal tax	6%	6%
Net operating loss carry-forward	(40%)	(40%)
Foreign income tax:
Singapore	20%	20%
Indonesia	35%	0%
Net operating loss carry-forward	(55% )	(20%)
Tax expense at actual rate	0%	0%

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

The following table sets forth the significant components of the net deferred tax assets for operation in the Singapore as of May 31, 2008 and 2007.

(US$)	2008	2007
Net Operating Loss Carry forwards	$2,322,657	$2,085,505
Total Deferred Tax Assets	464,531	417,101
Less: Valuation Allowance	(464,531)	(417,101)
Net Deferred Tax Assets	$—	$—

Indonesia

Pursuant to the Indonesia Income Tax Laws, the Corporate Income Tax is at a statutory rate of 35%. Unutilised tax losses may be carried forward indefinitely to offset future taxable income provided that the beneficial ownership of the company remains substantially (at least 50%) the same as at certain relevant dates. For capital allowances, there is an additional requirement that the same trade or business in respect of which these capital allowances were made continues to be carried on. Carrybacks or transfers to other companies are not permitted.

The following table sets forth the significant components of the net deferred tax assets for operation in the Indonesia as of May 31, 2008 and 2007.

(US$)	2008	2007
Net Operating Loss Carry forwards	$1,047,034	$—
Total Deferred Tax Assets	366,462	—
Less: Valuation Allowance	(366,462)	—
Net Deferred Tax Assets	$—	$—

15. COMMITMENTS AND CONTINGENCIES

Lease Obligation

Office space is rented under a non-cancelable operating lease agreements expiring through April 2009. Rent expense was $135,137 and 34,780 for the years ended May 31, 2008 and 2007 respectively.

Future minimum rental payments are as follows:

Years Ending May 31,
2009	$16,000

The Company is subject to legal proceedings, claims, and litigation arising in the normal course of business. While the outcome of these matters is currently not determinable, the Company does not expect the resolutions of any such matters to have a material impact on the Company’s financial position, results of operations, or cash flows.

A shareholder that purchased securities of the Company in connection with the private placement begun in June, 2007, threatened litigation against the Company regarding the terms of his subscription. The Company had previously accrued the entire subscription from the placement of $750,000 as accrued litigation until this matter is resolved. The Company has settled this matter in June 16, 2008 and has presented the financial statements as if the litigation was settled as of May 31, 2008. See subsequent event description on note 16.

As of May 31, 2008, there is no other pending litigation involving the Company.

RIGHT TO EXPLOIT

Indonesia’s natural resources are controlled by the Indonesian Government. As a result, there is no title to particular mineral deposits granted by the Indonesian government to private companies or individuals, but rather the Indonesian government will only grant the right to exploit and sell the mineral deposits. Domestic investment in mining is conducted through a KP, a license issued by the Head of Regency, the regional governor and the Indonesian Minister of Energy and Mineral Resources, depending on the location of the mining area. There are several types of KPs, which may be issued depending on the stage of development of the mining area itself, including a General Survey KP, an Exploration KP, an Exploitation KP, a Transportation and Selling KP and a Processing and Refining KP.

Indonesian mining regulations do not permit KPs to be held by non-Indonesian companies or by Indonesian companies, which are wholly or partly owned by non-Indonesian persons or entities. We have established a series of contractual arrangements, which give us an economic benefit in relation to certain mining properties in Indonesia, as further described below.

The KPs for the two properties in which we have economic rights are held by limited liability companies formed under the laws of Indonesia. PT Graha Panca Karsa, or GPK, holds an Exploration KP on Kampung Tukul Kecamatan Tering in the Kutai Barat district of East Kalimantan, and PT Bunyut Bara Mandiri, or BBM, holds an Exploration KP on Kecamatan Melak and Kecamatan Muara Lawa in the Kutai Barat district of East Kalimantan. The KPs are extendable by the company under agreement and obligations and both currently run until September 14th, 2008 unless and until extended. There is no assurance that a KP will be renewed.

16. SUBSEQUENT EVENTS

As previously reported, on June 10, 2007 KAL Energy, Inc., a Delaware corporation (the “Company”), entered into Subscription Agreements (the “Prior Agreements”) with 3 investors (the “Investors”) pursuant to which the Company agreed to sell an aggregate of 937,500 shares of its common stock to the Investors at a purchase price of $0.80 per share, resulting in net proceeds to the Company of approximately $750,000 (the “June 2007 Financing”). The Company also agreed to issue the Investors warrants (the “Warrants”) to purchase up to an aggregate of 937,500 shares of its common stock at an exercise price of $1.428 per share. The closing of the June 2007 Financing occurred on June 10, 2007.

Subsequent to the closing of the June 2007 financing, a dispute arose between the Company and the Investors as a result of administrative non-conformance relating to the Prior Agreements (the “Dispute”). On June 17, 2008, the Company’s board of directors agreed to resolve the Dispute by restructuring the terms of the June 2007 Financing and entering into an Amended and Restated Subscription Agreement (the “Restated Agreement”) with the Investors (the “Restructuring”). The Company entered into the Restated Agreement with the Investors on June 26, 2008. Pursuant to the Restructuring, the Company reduced the purchase price for the shares of common stock issued in the June 2007 financing to $0.15 per share and issued an aggregate of 4,062,500 additional shares of common stock to the Investors, resulting in the sale and issuance of an aggregate total of 5,000,000 shares of common stock to the Investors. In addition, the Company and the Investors agreed to cancel and terminate the Warrants, which were not previously issued by the Company to the Investors. The Restructuring will not change the gross proceeds received by the Company from the June 2007 financing, which remain approximately $750,000.

Subsequent to the fiscal year end, the Company has not received confirmation from the holders of the notes. As such, the Company has commenced a change in the ownership of GPK and BBM in accordance with the terms of the share pledge agreements. The Company is in the process of selling the notes to third parties. Article 127 of Company Law requires that any change of more than 50% shareholding requires a newspaper announcement, with closing to occur no earlier than 30 days post-the announcement. The Company expects to complete these transactions in the next 45 days. Up until the time the notes are transferred, the Company is placing a reserve against the entire balance of the notes. Once the transfer is completed and the notes are assumed by new parties, the Company will reevaluate the value of the notes and the carrying amount of the reserve, if any. (see note 4)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 22, 2007, Morgan & Company, or Morgan, notified us that they would resign as our principal independent registered public accounting firm, effective upon our appointment of a successor firm.

On March 6, 2007, our board of directors engaged Kabani & Company, Inc., or Kabani, to serve as our principal independent registered public accounting firm, effective as of such date.

The audit reports of Morgan on our financial statements for the fiscal years ended May 31, 2006 and 2005 contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except as follows: the audit report dated August 4, 2006 for the fiscal year ended May 31, 2006 contained a qualification as to uncertainty.

During the period from June 1, 2005 to the date hereof, there have been no disagreements between us and Morgan on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures which, if not resolved to Morgan’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

We provided Morgan with a copy of these disclosures and requested that Morgan furnish us with a letter addressed to the Commission stating whether Morgan agreed with the statements that we made. The letter from Morgan is attached as Exhibit 16.1 to our Current Report on Form 8-K filed with the Commission on March 12, 2007.

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

ITEM 8A. CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This process includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the internal control over financial reporting to future periods are subject to risk that the internal control may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-KSB. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment, we have concluded that, as of the end of the period covered by this Annual Report on Form 10-KSB, our internal control over financial reporting was effective based on those criteria.

This Annual Report on Form 10-KSB does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only management’s report in this Annual Report on Form 10-KSB.

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

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.         OTHER INFORMATION

Not applicable.

PART III

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our current directors and executive officers are as follows:

Name	Age	Director/Officer Since	Position(s) Held

William Bloking	57	June 26, 2007	Chairman of the Board and President

Jorge Nigaglioni	35	February 9, 2007	Chief Financial Officer

Andrew Caminschi	34	February 9, 2007	Director

Antonio Varano	51	April 20, 2007	Director

Our executive officers are elected annually by the Board of Directors. Our directors serve one year terms or until their successors are elected. Mr. Varano and Mr. Bloking oversee the audit, nominating or compensation committees. During the first half of the year, such applicable functions have been performed by the Board of Directors as a whole. We do not currently have an audit committee financial expert but our board of directors is in the process of appointing a director who qualifies as an audit committee financial expert. During the fiscal year ended May 31, 2008, the Board of Directors held seven formal meetings. There are no family relationships among any of the directors, nominees or executive officers. Other than our officers, we currently have no other significant employees.

Biographical Information of Directors and Executive Officers:

William Bloking. Mr. Bloking has served on our board of directors since June 26, 2007. Mr. Bloking has served as Chairman of our board of directors since May 6, 2008 and as our President since May 20, 2008. From April 2004 to January 2007, Mr. Bloking served as President of Australia-Asia Gas for BHP Billiton Petroleum in Australia. From May 1999 to April 2004, Mr. Bloking served first as Vice President and later as Chief Executive Officer of BHP Billiton Petroleum (North West Shelf).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the Commission reports of ownership and changes in ownership of our common stock and other equity securities. Executive officers, directors and greater than 10% stockholders are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based upon the review of copies of such reports, we believe that during the fiscal year ended May 31, 2008 all such filing requirements applicable to our officers, directors, and beneficial owners were complied with.

Code of Ethics

We have adopted a Corporate Ethics Policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of our Corporate Ethics Policy is available on our website at www.kalenergyinc.com. A copy of our Corporate Ethics Policy is available free of charge upon written request to our Corporate Secretary at 81 ClemenceauAve., 04 -15/16 UE Square, Suite 23, Singapore 239917. We will post any amendments to our Corporate Ethics Policy, as well as any waives that are required to be disclosed by the Commission's rules, on our website promptly following the date of such amendment or waiver.

ITEM 10.         EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth summary compensation information for the fiscal years ended May 31, 2008 and May 31, 2007 for our current President, our two former Presidents and Chief Executive Officers and our two most highly compensated executive officers as of the end of the last fiscal year, collectively referred to as our Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	Total ($)

William Bloking, President	2008	—	—	—	—
	2007	—	—	—	—

Martin Hurley, President and Chief Executive Officer (1)	2008	104,068.10	145,000.00	35,777.53	284,845.63
	2007	—	—	—	—

Cameron Reynolds, President and Chief Executive Officer (2)	2008	29,883.33	—	—	29,883.33
	2007	20,429.00	—	—	20,429.00

Jorge Nigaglioni, Chief Financial Officer	2008	90,000.00	108,750.00	—	198,750.00
	2007	27,589.00	—	—	27,589.00

David Pope, Chief Operations Officer Thatcher (3)	2008	80,000.00	—	319,623.83	389,623.83
	2007	—	—	—	—

(1) Mr. Hurley was appointed to serve as our president and chief executive officer effective November 13, 2007. Mr. Hurley resigned as our president and chief executive officer effective May 20, 2008.
(2) Mr. Reynolds resigned as our president and chief executive officer effective as of November 13, 2007.
(3) Mr. Pope resigned as chief operations officer of Thatcher effective February 14, 2008.

Employment Agreements

We had an employment agreement with Mr. Cameron Reynolds, our former president and chief executive officer. Mr. Reynolds was compensated with an annual salary of $66,000. The term of the agreement was five years. Pursuant to the terms of Mr. Reynolds’ employment agreement, we granted him options to purchase 1,000,000 shares of our common stock, which began vesting on November 1, 2007. Mr. Reynolds resigned as our president and chief executive officer effective as of November 13, 2007.

We had employment terms with Mr. Martin Hurley, our former president and chief executive officer. Mr. Hurley was compensated with a base salary of $200,000 per year. Mr. Hurley also received 1,000,000 shares of restricted stock, which vest in equal installments of 250,000 shares every six months beginning November 1, 2007, and options to purchase up to 500,000 shares of common stock, which vest in equal 25% installments every six months beginning May 1, 2008. Mr. Hurley resigned as our president and chief executive officer effective May 20, 2008.

We have an employment agreement with Mr. Jorge Nigaglioni, our chief financial officer. Mr. Nigaglioni will be compensated with an annual salary of $90,000. The term of the agreement is five years. Pursuant to the terms of Mr. Nigaglioni’s employment agreement, we granted him 750,000 restricted common stock awards, which began vesting on November 1, 2007 in equal 25% installments every six months.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes outstanding equity awards held by our Named Executive Officers as of May 31, 2008.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) (1)	Number of Securities Underlying Unexercised Options (#) (1)	Option Exercise Price ($)	Option Expiration Date (2)	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)
	Exercisable	Unexercisable
William Bloking	—	—	—	—	—	—

Martin Hurley (3)	250,000	—	0.30	8/20/08	—	—

Cameron Reynolds (4)	—	—	—	—	—	—

Jorge Nigaglioni	—	—	—	—	375,000	101,250

David Pope (5)	500,000	—	0.50	7/29/08	—	—

(1)
Each option or restricted stock award vests 25% upon the first six month anniversary of the grant date and then in equal monthly installments over the next three years. Options and restricted stock awards are fully vested upon the fourth anniversary of the grant date.

(2)	Options expire ten years from the grant date.

(3)	Mr. Hurley resigned as our president and chief executive officer effective May 20, 2008.

(4)	Mr. Cameron Reynolds resigned as our president and chief executive officer effective November 13, 2007.

(5)	Mr. Pope resigned as chief operations officer of Thatcher effective February 14, 2008.

Director Compensation

Director Compensation Paid for the Fiscal Year

The following table summarizes the compensation paid to each of the Company’s directors during the fiscal year ended May 31, 2008

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Laith Reynolds (1)	43,065	—	639,248	—	682,313

Andrew Caminschi	72,000	315,000	—	—	387,000

Antonio Varano	36,000	58,000	—	—	94,000

Martin Hurley (2)	120,312	145,000	—	—	—

William Bloking	25,226	48,333	—	—	73,559

(1)	Mr. Laith Reynolds resigned from our board of directors on May 12, 2007.

(2)
Mr. Hurley resigned from our board of directors on May 21, 2008. His fees paid during the year were $21,733 for his director fees through November 13, 2007 and $98,578 for his salary as Chief Executive Officer.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of July 31, 2008, concerning the ownership of common stock by (i) each our stockholders known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each current member of our board of directors, (iii) our named executive officers and (iv) all current directors and executive officers as a group.

	Shares Beneficially Owned(2)
Name and Address of Beneficial Owner(1)	Number	Percent
Newland Resources Ltd	13,333,333	9.65%
Strato Malamas	90,00,000	6.68%
Jorge Nigaglioni(3)	1,500,000	1.10%
Andrew Caminschi(4)	1,000,000	*
Antonio Varano(5)	818,750	*
William Bloking(6)	333,333	*
Cameron Reynolds(7)	-	*
Martin Hurley(8)	4,833,333	3.5%
David Pope(9)	8,172	*
All directors and executive officers as a group (4 persons)(10)	3,708,333	2.69%

*	Less than 1% of the outstanding shares of common stock.
(1)	Unless indicated otherwise, the address of each stockholder listed in the table is: c/o KAL Energy, Inc., 81 Clemenceau Ave. 04-15/16 UE Square Suite 23, Singapore 239917.
(2)
Beneficial ownership is based on information furnished by the individuals or entities and is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days of July 31, 2008 are deemed outstanding for computing the percentage of the person holding such options or warrants but are not deemed outstanding for computing the percentage of any other person. As of July 31, 2008, we had a total of 134,687,072 shares of common stock issued and outstanding. Except as indicated by footnote and subject to community property laws where applicable, to our knowledge, the companies and persons named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them.

(3)	Includes 375,000 shares of unvested restricted stock. The shares of restricted stock vest in equal six-month installments of 25% beginning November 1, 2007.
(4)	Includes 125,000 shares of unvested restricted stock. The shares of restricted stock vest in equal six-month installments of 25% beginning May 1, 2007.
(5)
Includes 600,000 shares of unvested restricted stock. The shares of restricted stock vest in equal six-month installments of 25% beginning November 1, 2007. The shares of restricted stock vest in equal six-month installments of 25% beginning May 1, 2008. Includes 18,750 shares subject to options exercisable within 60 days of July 31, 2008.

(6)	Includes 166,667 shares of unvested restricted stock. The shares of restricted stock vest in equal six-month installments of 25% beginning November 1, 2007.
(7)	Mr. Reynolds resigned as our president and chief executive officer effective November 13, 2007.
(8)	Mr. Hurley resigned as our president and chief executive officer and as a member of our board of directors effective May 20, 2008.
(9)	Mr. Pope resigned as chief operations officer of Thatcher effective February 14, 2008.
(10)	Includes 18,750 shares subject to options exercisable within 60 days of July 31, 2008 and 1,266,667 shares of unvested restricted stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We entered into a loan agreement with Concord International, or Concord, on September 28, 2007, for $50,000. The loan carried no interest and was payable in full upon demand by Concord. We repaid the loan in full on February 14, 2008.

We entered into a loan agreement with Laith Reynolds, our former chairman of the board, on November 28, 2007, for $25,000. The loan carried no interest and was payable in full upon demand by Mr. Reynolds, after our receipt of the first US$ 3,000,000 from a private placement offering. We repaid the loan in full on December 30, 2007.

We entered into a royalty agreement with Concord, Essendon Capital and Carlton Corp., the former shareholders of Thatcher, or their nominees, pursuant to which we are required to pay a royalty of $0.40 per metric ton of coal sold by us or our affiliates. Under the royalty agreement, we are required to make royalty payments in exchange for the assignment of certain mining permits. Prior to entering into the royalty agreement, the former Thatcher shareholders presented us with an option to pay cash for such permits or to pay a combination of a reduced initial cash payment and royalties for such permits. As an early stage company, we are particularly concerned with cash conservation, and we determined that in order to preserve cash a royalty agreement would provide us with the flexibility to enter into this transaction. If successful, this will result in a reduction in margin only. As no coal has yet been sold by us, no amounts have been paid under the royalty agreement.

We use the services of Mining House Ltd., or Mining House, for information technology and administrative services. These services also include expense reimbursements for travel and other administrative expenses. Three of our directors and two of our former presidents and chief executive officers, one of whom is the sole shareholder of Mining House, are directors of Mining House. Our payments to Mining House for such services for the years ended May 31, 2008 and 2007 were $388,249 and $54,789, respectively. The terms of this agreement are consistent with other third party service agreements, as we are obtaining a share of office space, information technology support, administrative services, company registration services and management consulting services for the equivalent of two full time employees. In addition, two of our former presidents and chief executive officers resided in London and worked out of Mining House’s London office, requiring a level of administrative support. With the departure of Mr. Hurley, our former president and chief executive officer, on May 20, 2008, we no longer have any executive presence in London, we do not require the use of Mining House’s office space in London and we will localize the support closer to our management in Asia. As a result, we have terminated the services agreement on August 31, 2008.

We have a rental and services agreement with PB Commodities, or PBC, for office space and the use of certain personnel in Singapore. PBC is owned by Concord, one of our principal stockholders. Rental and service payments made under this agreement for the years ended May 31, 2008 and 2007 were $137,807 and $18,036, respectively. The terms of this agreement are consistent with other third party services agreements. The primary cost under this agreement is the use of office space. As part of the restructuring of our management and administrative functions, we will be moving our offices to Jakarta, Indonesia and will not require a large presence in Singapore. We have terminated the rental and service agreement as of July 31, 2008, the end of the current rental term.

We used Asia Consultancy Group Pte Ltd., or ACG, for exploration consulting services. These services included expense reimbursements for travel and other administrative expenses. ACG is owned by Concord, one of our principal stockholders. Total payments made for the years ended May 31, 2008 and 2007 were $465,013 and $281,187, respectively. The terms of this agreement were consistent with other third party services agreements. ACG provided the services of key personnel and operating costs while we had the flexibility to not use such resources full time. We terminated this agreement in November 2007 following our decision to hire certain key personnel on a full time basis and remove other costs from the organization.

The above referenced agreements with Mining House, PBC and ACG were in place with Thatcher prior to our acquisition of Thatcher. We amended the Mining House and PBC agreements for changes in the use of service and office space. For all new agreements and amendments, we evaluate the transactions against other vendors. We request of all of our directors and officers to disclose any related party transactions as proposals are discussed.

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

10.8	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007).

10.9	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007).

10.10
Form of Subscription Agreement for Private Placement Offering of Common Stock (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2008).

10.11	Form of Amended and Restated Subscription Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2008).

16.1
Letter dated March 12, 2007 from Morgan & Company to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2007).

21.1	List of Subsidiaries.

23.1	Consent of Kabani and Company, Inc., Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature page hereto).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

+  Indicates management contract or compensatory plan or arrangement

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Audit-Related Fees

(1) The aggregate fees billed by Kabani & Company, Inc., or Kabani, for the audit of our annual financial statements were $37,500 for the fiscal year ended May 31, 2008. The aggregate fees billed by Kabani for the review of our financial statements included in our quarterly reports on Form 10-QSB during the fiscal year ended May 31, 2008 were $18,750. The aggregate fees billed by Kabani for the audit of our annual financial statements were $35,000 for the fiscal year ended May 31, 2007. The aggregate fees billed by Kabani for the review of our financial statements included in our quarterly report on Form 10-QSB for the quarter ended February 28, 2007 were $10,000. In 2007, Kabani also performed a special audit of Thatcher Mining Pte Ltd. as of September 30, 2006 as part of our reorganization transaction and billed us an aggregate of $10,000. In 2007, Kabani billed an aggregate of $5,000 in additional fees for additional consents of their audit reports.

(2) The aggregate fees billed by Morgan & Company, or Morgan, for the audit of our annual financial statements were $7,000 for the fiscal year ended May 31, 2006. The aggregate fees billed by Morgan for the review of our financial statements included in our quarterly reports on Form 10-QSB were $4,194 during the fiscal year ended May 31, 2007 and $3,331 during the fiscal year ended May 31, 2006. In 2008 and 2007, Morgan billed an aggregate of $1,950 and $3,795, respectively, in additional fees for additional consents of their audit reports.

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Tax Fees

(3) Kabani did not bill us any fees for tax compliance, tax advice and tax planning during the fiscal years ended May 31, 2008 and May 31, 2007.

(4) Morgan did not bill us any fees for tax compliance, tax advice and tax planning during the fiscal years ended May 31, 2008 and May 31, 2007.

All Other Fees

(5) Kabani did not bill us for any products and services other than the foregoing during the fiscal years ended May 31, 2008 and May 31, 2007.

(6) Morgan did not bill us for any products and services other than the foregoing during the fiscal years ended May 31, 2008 and May 31, 2007.

Our policy is to pre-approve all audit and permissible non-audit services performed by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Under our policy, pre-approval is generally provided for particular services or categories of services, including planned services, project-based services and routine consultations. In addition, our board of directors may also pre-approve particular services on a case-by-case basis. Our board of directors approved all services that our independent registered public accounting firms provided to us in the past two fiscal years.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAL ENERGY, INC.

Date: September 15, 2008	By:	/s/ Jorge Nigaglioni
Jorge Nigaglioni
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

We, the undersigned directors and officers of KAL Energy, Inc., do hereby constitute and appoint Jorge Nigaglioni, and each of them, as our true and lawful attorney-in-fact and agents with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney-in-fact and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto; and we do hereby ratify and confirm all that said attorney-in-fact and agent, shall do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/WILLIAM BLOKING	Chairman of the Board and President	September 15, 2008
(William Bloking)	(Principal Executive Officer)

/s/ JORGE NIGAGLIONI	Chief Financial Officer (Principal Financial	September 15, 2008
(Jorge Nigaglioni)	and Accounting Officer)

/s/ ANDREW CAMINSCHI	Director	September 15, 2008
(Andrew Caminschi)

/s/ ANTONIO VARANO	Director	September 15, 2008
(Antonio Varano)