Form 10-Q
period 2008-08-31
KAL ENERGY INC
filed 2008-10-20
CIK 1162895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

KAL ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	333-97201	98-0360062
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification Number)

World Trade Center 14th Floor Jl. Jenderal Sudirman Kav. 29-31 Jakarta, Indonesia	12920
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (62)-21-5211110

81 Clemenceau Ave., 04-15/16 UE Square Suite 23 Singapore 239917
(former name, former address and former fiscal year, if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer; an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 134,416,172 shares of common stock as of September 30, 2008.

KAL ENERGY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR
THE QUARTER ENDED AUGUST 31, 2008

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

KAL ENERGY, INC. AND SUBSIDIARIES
 (An Exploration Stage Company)
CONSOLIDATED BALANCE SHEET
AUGUST 31, 2008
(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$1,190,573
Other receivable	75,450
Prepaid expenses and other current assets	246,427
Total Current Assets	1,512,450

Intangible assets, net	6,524,754

Total Assets	$8,037,204

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$462,597
Accrued liabilities	520,928
Total Current Liabilities	983,525

Stockholders’ Equity
Common Stock
Authorized:
500,000,000 voting common shares, par value $0.0001 Issued and outstanding:
143,175,272 common shares	14,342
Additional paid-in capital	22,813,435
Subscription receivable	(20,000)
Deficit Accumulated During The Exploration Stage	(15,754,098)
Total Stockholders' Equity	7,053,680

Total Liabilities and Stockholders' Equity	$8,037,204

The accompanying notes are an integral part of these unaudited consolidated financial statements

KAL ENERGY, INC. AND SUBSIDIARIES
 (An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

			FOR THE CUMULATIVE
			PERIOD FROM
			FEBRUARY 21
	FOR THE THREE MONTH PERIODS ENDED		2001 (INCEPTION) TO
	AUGUST 31		AUGUST 31
	2008	2007	2008

Net Revenue	$-	$-	$-

Operating Expenses
Exploration expenditures	379,916	1,425,746	4,769,571
Stock based compensation expense	209,992	1,527,396	6,394,423
General and administrative expenditures	411,760	376,317	2,953,989
Professional and consulting fees	398,051	210,277	1,821,183
Total Operating Expenses	1,399,719	3,539,736	15,939,156

Other income:
Consulting services	53,305	-	125,185
Interest income	10,417	12,835	59,873
Total other income	63,722		185,058

Net Loss	$(1,335,997)	$(3,526,901)	$(15,754,098)

Net Loss Per Common Share, basic and diluted	$(0.01)	$(0.04)

*Basic and Diluted Weighted Average Number Of Common Shares Outstanding	141,803,173	97,884,923

*Weighted average number of shares for dilutive securities has not been taken since the effect of dilutive securities is anti dilutive

The accompanying notes are an integral part of these unaudited consolidated financial statements

KAL ENERGY, INC. AND SUBSIDIARIES
 (An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

			FOR THE CUMULATIVE
			PERIOD FROM
	FOR THE THREE MONTH PERIODS ENDED		FEBRUARY 21, 2001
	AUGUST 31		(INCEPTION) TO
	2008	2007	AUGUST 31, 2008
Cash Flows In Operating Activities:

Net loss for the period	$(1,335,997)	$(3,526,901)	$(15,754,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	209,992	1,527,396	6,394,423
Stock issued for consulting services	-	-	261,250
Amortization expense	88,572	88,572	560,952
Allowance for Bad Debt - Note Receivable	-	-	362,656
(Increase) / decrease in accounts receivable	495	-	(75,450)
Increase in prepaid expenses and other current assets	(123,121)	(13,584)	(251,752)
Increase in accounts payable and accrued liabilities	406,065	875,033	721,428
Net cash used in operating activities	(753,994)	(1,049,484)	(7,780,590)

Cash Flows In Investing Activities:
Cash of acquired subsidiary	-	-	201,054
Cash investment in subsidiary	-	-	(10,000)
Net cash provided by investing activities	-	-	191,054

Cash Flows In Financing Activities:
Advances from shareholder	-	-	117,820
Payments to shareholders	-	-	(117,820)
Issuance of notes payable	-	-	-
Debt repayments	-	-	(198,000)
Advances on notes receivable	-	(50,000)	(753,995)
Proceeds from issuance of common stock	-	725,000	9,732,103
Net cash provided by financing activities	-	675,000	8,780,108

Increase/(Decrease) In Cash & cash equivalents	(753,994)	(374,484)	1,190,573

Cash And Cash Equivalents, Beginning Of Period	1,944,567	729,626	-

Cash And Cash Equivalents, End Of Period	$1,190,573	$355,142	1,190,573

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental Disclosure of Non Cash Transactions

Shares issued to acquire subsidiary			6,400,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

KAL ENERGY, INC. AND SUBSIDIARIES
 (An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION, FEBRUARY 21, 2001 (INCEPTION) TO AUGUST 31, 2008

					ACCUMULATED
	COMMON STOCK				DEFICIT
			ADDITIONAL		DURING THE
			PAID-IN	SUBSCRIPTION	EXPLORATION
	NUMBER	AMOUNT	CAPITAL	RECEIVABLE	STAGE	TOTAL
Issuance of common stock for cash
Founders’ shares	40,000,000	$1,000	$-	$-	$-	$1,000.00
Initial shares	6,875,272	3,688	47,877	-	-	51,565
Net loss for the period	-	-	-	-	(35,809)	(35,809)
Balance, May 31, 2001	46,875,272	4,688	47,877	-	(35,809)	16,756
Net income for the year	-	-	-	-	15,723	15,723
Balance, May 31, 2002	46,875,272	4,688	47,877	-	(20,086)	32,479
Net loss for the year	-	-	-	-	(16,847)	(16,847)
Balance, May 31, 2003	46,875,272	4,688	47,877	-	(36,933)	15,632
Net loss for the year	-	-	-	-	(18,846)	(18,846)
Balance, May 31, 2004	46,875,272	4,688	47,877	-	(55,779)	(3,214)
Net loss for the year	-	-	-	-	(11,544)	(11,544)
Balance, May 31, 2005	6,875,272	4,688	47,877	-	(67,323)	(14,758)
Net loss for the year	-	-	-	-	(10,348)	(10,348)
Balance, May 31, 2006	46,875,272	4,688	47,877	-	(77,671)	(25,106)
Merger with Thatcher Mining Pte. Ltd.	32,000,000	3,200	6,396,800		-	6,400,000
Stock issued for cash	17,615,000	1,762	3,501,239		-	3,503,000
Stock issued for services	1,112,500	111	222,389		-	222,500
Issuance of shares under stock compensation plan	125,000	13	342,488		-	342,500
Stock based compensation expense	-	-	958,872		-	958,872
Net loss for the year	-	-	-		(3,693,152)	(3,693,152)
Balance, May 31, 2007	97,727,772	9,773	11,469,664	-	(3,770,823)	7,708,614
Stock issued for cash	34,957,600	3,496	5,473,042	-	-	5,476,528
Stock issued for services	55,000	6	38,745	-	-	38,750
Issuance of shares under stock compensation plan	1,946,700	195	674,909	(40,000)	-	635,104
Stock options granted to employees	-	-	4,247,957	-	-	4,247,957
Net loss for the year	-	-	-	-	(10,647,276)	(10,647,276)
Balance, May 31, 2008	134,687,072	$13,469	$21,904,316	$(40,000)	$(14,418,100)	$7,459,685
Stock issued for cash	8,729,100	873	699,127	-	-	700,000
Stock options granted to employees	-	-	209,992	20,000	-	229,992
Net loss for the three month period ended August 31, 2008	-	-	-	-	(1,335,997)	(1,335,997)
Balance, August 31, 2008	143,416,172	$14,342	$22,813,435	$(20,000)	$(15,754,098)	$7,053,680

The accompanying notes are an integral part of these unaudited consolidated financial statements

KAL ENERGY, INC. AND SUBSIDIARIES
 (An Exploration Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND GOING CONCERN

a)  Organization and Change of Name

KAL Energy, Inc. (formerly, Patriarch, Inc.) (“the Company” or “we”) was incorporated on February 21, 2001 in the State of Delaware. On November 14, 2006, the Company’s stockholders voted to amend the Company’s Certificate of Incorporation to change the Company’s name to KAL Energy, Inc. This amendment took effect on December 20, 2006. The Company was formed for the purpose of acquiring and developing exploration stage natural resource properties. The Company is in the exploration stage. The Company’s operations are carried out by its wholly owned subsidiary, Thatcher Mining Pte. Ltd, a corporation formed under the laws of the Republic of Singapore on June 8, 2006 (“Thatcher”) and acquired by the Company on February 9, 2007. The Company formed PT Kubar Resources (“Kubar”), a limited liability foreign investment (PMA) company corporation under the laws of the Republic of Indonesia on April 12, 2007, and completed its registration on June 6, 2007. Kubar is owned 99% by Thatcher and 1% by the Company, making it a wholly owned subsidiary of the Company. The Company acquired Finchley Resources Pte. Ltd. (Finchley), a corporation formed under the laws of the Republic of Singapore on September 12, 2007.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company had incurred cumulative losses of $15,754,098. In addition, the permits allowing exploration activities on its mining concessions in Kalimantan expired on September 14, 2008. Whilst applications for permit extensions have been submitted, and while the original permits continue to be valid automatically for another twelve months, there is no assurance that a renewal will be granted. These factors raise substantial doubt about Company’s ability to continue as a going concern.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the quarter ended August 31, 2008, towards (i) additional working capital through the issuance of the Company’s equity securities, (ii) reduction of its recurring operational costs, (iii) management of accrued expenses and accounts payable, and (iv) the pursuit of a suitable strategic partner. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying interim condensed consolidated financial statements are prepared in accordance with rules set forth in Regulation SB promulgated by the Securities and Exchange Commission. Accordingly, these statements do not include all disclosures required under generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company's Form 10-KSB for the fiscal year ended May 31, 2008. In the opinion of the Company’s management, all adjustments consisting of normal recurring accruals have been made to the financial statements. The results of operation for the three months ended August 31, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2009.

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of Kal Energy, Inc., the accounts of its wholly owned subsidiaries, Thatcher, PT Kubar and Finchley, and the accounts of the variable interest entities, PT. Bunyut Bara Mandiri and PT. Graha Panca Karsa (Note 8), collectively “the Company”. All significant inter-company transactions and accounts have been eliminated in consolidation.

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

3.   OTHER RECEIVABLE

At August 31, 2008, the Company had $75,450 of other receivable related to the outsourcing of exploration personnel.

4.  NOTES RECEIVABLE

As of May 31, 2008, the Company had two note receivables of $150,000 and $175,000 from two unrelated parties. The note receivables were both pledged by the shares to be purchased by the notes, with an interest rate of twelve month LIBOR plus 5%, and due on demand. The Company had accrued $37,656 of interest against this loan. Subsequent to the fiscal year end, the Company did not receive confirmation from the holders of the notes. As such, the Company commenced a change in the ownership of GPK and BBM in accordance with the terms of the share pledge agreements. The Company is in the process of selling the notes to third parties. Article 127 of Company Law requires that any change of more than 50% shareholding requires a newspaper announcement, with closing to occur no earlier than 30 days post-the announcement. Up until the time the notes are transferred, the Company is placing a reserve against the entire balance of the notes. Once the transfer is completed and the notes are assumed by new parties, the Company will reevaluate the value of the notes and the carrying amount of the reserve, if any. (see note 16) As at August 31, 2008, the Company based upon its evaluation of the notes, has provided an allowance for bad debts against the Notes receivable amounting to $369,409.

Loan advances	325,000
Accrued interest	44,409
Loan balance	369,409
Reserve	(369,409)
Total	-

5.  PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits at August 31, 2008 are as follows:

Prepaid expenses	$211,158
Deposits	35,269
Total Prepaid expenses	$246,427

Prepaid expenses include $26,400 of prepaid insurance, $53,648 for employee advances, $24,187 of withholding tax receivables, $11,704 prepayments for rental, and $95,219 of other prepaid expenses.

Deposits include $25,480 in rent deposit and $9,789 in security deposits.

6.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued expenses at August 31, 2008 are as follows:

Accounts payable	$462,597
Accrued expenses	520,928
Total Accounts payable and accrued expenses	$983,525

As of August 31, 2008, the Company owed the following amounts to related parties for expenses incurred in the normal course of business, included in the totals above:

Officers & Directors
Jorge Nigaglioni	$35,735
William Bloking	70,051
Andrew Caminschi	22,540
Antonio Varano	9,698
Related Parties
Mining House Ltd.	15,087
$153,112

7.  INTANGIBLE ASSETS

The Company entered into two Investment and Cooperation agreements with PT Graha Panca Karsa (“PT GPK”) and PT Bunyut Bara Mandiri (“PT BBM”). Pursuant to these agreements, the Company will provide mining services in exchange for a share of revenues derived from any coal sales. The Company shall be entitled to all net proceeds from the sale of minerals arising out of the project, save for a 1% net smelter royalty. The Company has recorded this asset at its fair value, based on the purchase method of accounting for acquisition, of $7,085,706 and is amortizing it over 20 years.

Gross Value of Agreements	$7,085,706
Amortization	(560,952)
Net Intangible assets	$6,524,754

Amortization expenses for the Company’s intangible assets over the next five years ending May 31, is estimated to be:

2008	$265,714
2009	354,285
2010	354,285
2011	354,285
2012,	354,285
After	4,841,900
Total	$6,524,754

8.   RELATED PARTY TRANSACTIONS

The Company uses the services of Mining House Ltd. for IT and administrative services.  These also include expense reimbursements for travel and other administrative expenses.  One of the Company’s directors was a director of Mining House Ltd. Additionally, our two previous chief executive officers and Chairman, were directors in Mining House Ltd.  Payments for such services during the three month periods ended August 31, 2008 amounted to $38,259. We have terminated the contract with Mining House Ltd. as of August 31, 2008.

The Company has a rental and services agreements with PB Commodities (“PBC”) for office space in Singapore.  “PBC” is owned by Concord International (“Concord”), a stockholder of the Company.  Rental and service payments for such services during the three month periods ended August 31, 2008 amounted to $15,776, respectively. We have terminated the contract with PBC as of July 31, 2008.

The Company used Asia Consultancy Group Pte Ltd. (“ACG”) for exploration consulting services.  These also include expense reimbursements for travel and other administrative expenses. This contract was terminated in November 2007. ACG is owned by PB Commodities.  There were no payments to ACG for the three month period ended August 31, 2008.

9.  SHAREHOLDER’S EQUITY

During the fiscal quarter ended August 31, 2008, the Company issued 4,666,667 shares from funds received in May of 2008. These shares were recorded as shares to be issued as at May 31, 2008.

In the June 2007 financing, a dispute arose between the Company and the Investors as a result of administrative non-conformance relating to the Prior Agreements (the “Dispute”). On June 17, 2008, the Company’s board of directors agreed to resolve the Dispute by restructuring the terms of the June 2007 Financing and entering into an Amended and Restated Subscription Agreement (the “Restated Agreement”) with the Investors (the “Restructuring”). The Company entered into the Restated Agreement with the Investors on June 26, 2008. Pursuant to the Restructuring, the Company reduced the purchase price for the shares of common stock issued in the June 2007 financing to $0.15 per share and issued an aggregate of 4,062,500 additional shares of common stock to the Investors, resulting in the sale and issuance of an aggregate total of 5,000,000 shares of common stock to the Investors. In addition, the Company and the Investors agreed to cancel and terminate the Warrants, which were not previously issued by the Company to the Investors. The Restructuring will not change the gross proceeds received by the Company from the June 2007 financing, which remain approximately $750,000.

During the fiscal year ended May 31, 2008, the Company issued 34,957,600 shares for cash as part of private placement and has 4,666,667 shares to be issued as of May 31, 2008. For the year the Company raised $6,528,009 for a total of 39,624,233 shares. The Company incurred $351,471 in finders fees related to this transaction, for a net raise of $6,176,538.

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

On April 12, 2007, the board of directors approved the 2007 Stock Incentive Plan for employees and outside contractors (the “SIP”). The Company authorized 12,000,000 shares for use in the SIP. The Company granted as of August 31, 2008, 2,046,667 shares and 1,317,333 options had vested under the SIP. The Company has issued 455,000 shares from the SIP in 2007 as follows:

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

On February 28, 2007, the Company provided funds to two individuals for their purchase of 1,000 or 100% of the 1,000 outstanding shares of PT Graha Panca Karsa (“PT GPK”) and 1,000 or 100% of the 1,000 outstanding shares of PT Bunyut Bara Mandiri (“PT BBM”), exploration stage companies involved in the exploration of coal concessions in East Kalimantan, Indonesia.   The Company has been the sole source of funding to the shareholders of PT GPK since 2006 to acquire the shares in PT GPK through advances made under a loan agreement.  Such advances totaled $175,000 for the shareholders of PT GPK and $150,000 for the shareholders of PT BBM, at February 29, 2008. The Company is considered the primary beneficiary as it stands to absorb the majority of the VIE’s expected losses.

As of August 31, 2008, the Company has consolidated PT GPK and PT BBM’s financial statements for the three month period then ended in the accompanying financial statements. PT GPK and PT BBM did not have any operations through August 31, 2008.

11.  EXPLORATION EXPENDITURES

In 2006, Thatcher commenced exploration in properties in Kalimantan, Indonesia. Exploration expenses were performed by outside contractors, who billed all resources used individually between manpower, travel, equipment rentals, phone and other expenses. The bulk of all expenditures was manpower, including the chief geologist, operations manager, site manager and site personnel from various contractors, and were utilized to make preliminary assessments of the properties to provide mining services and to conduct the Phase I Drilling Program. Initial measurements of the quantity and quality of coal seams were made on two properties in East Kalimantan, Indonesia as well as studying the logistics for processing the coal on site and delivering it to customers. Additionally, the Company has performed due diligence exploration in Mongolia, on a property for potential acquisition.

Three Months Ended August 31, 2008
Manpower	$322,910
Site Expenses	29,044
Equipment	12,027
Travel	15,935
$379,916

12. STOCK BASED COMPENSATION EXPENSE

Description of Stock-Based Compensation Plan

Stock Incentive Plan (SIP). Effective April 27, 2007, we adopted the SIP. Under the provisions of the SIP, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and stock awards to our officers, directors and key employees, as well as to consultants and other persons who provide services to us. The SIP has a maximum contractual term of ten years. As of August 31, 2008, securities authorized and available for issuance in connection with our SIP were 5,255,417. Under the terms of the SIP, in no event shall the number of shares authorized for issuance in connection with the SIP exceed 12 million shares.

Valuation Assumptions

For all periods presented, the fair value of stock-based compensation made under the SIP was estimated using the Black-Scholes option pricing model.

The weighted average assumptions used for options granted, ESPP purchases and the LTPP were as follows:

Stock Option Plan
Risk-free interest rate	1.69%
Dividend yield	0%
Volatility	113.0%
Expected life	10 years

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

Stock-Based Payment Award Activity

The following table summarizes equity share-based payment award activity in 2008:

	Available For Grant	Shares	Weighted Average Exercise Plan
Outstanding at May 31, 2007	1,225,000	10,650,000	$1.44
Granted	-2,865,000	2,865,000	$0.29
Exercised	-	-2,001,667	$0.38
Cancelled	4,081,667	-4,081,667
Plan Shares Expired	-
Outstanding at May 31, 2008	2,441,667	7,431,667	$1.28
Granted	-1,250,000	1,250,000	$0.12
Exercised	-	-	$-
Cancelled	4,063,750	-4,063,750	-
Plan Shares Expired	-	-	-
Outstanding at August 31, 2008	5,255,417	4,617,917	$0.40

4,063,750 stock options were forfeited or cancelled during the three month period ended August 31, 2008. No stock options expired during the three month period ended August 31, 2008.

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$ 0.12-$0.50	2,306,250	9.4	$0.40	$10	1,317,333	9.25	$0.46	$2

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company's closing stock price of $0.16 on August 31, 2008, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. There were no stock option awards exercisable on August 31, 2008 at a price lower than the closing stock price of the Company’s common stock on that date. The Company has not received any cash under the plan. The Company recorded a net expense of $209,992 for the three month period ended August 31, 2008, including a one time credit of $343,485 for the cancellations during the quarter. The Company has not had issuances under the plan during the three month period ended August 31, 2008 and as such has not recorded any expense as compensation from the plan.

13. COMMITMENTS AND CONTINGENCIES

Office space is rented under a non-cancelable operating lease agreements expiring through September 2009. Rent expense was $32,191 for the three month periods ended August 31, 2008, and $62,844 from inception (February 21, 2001) to August 31, 2008.

Future minimum rental payments are as follows:

Year Ending August 31, 2009	$60,852

The Company is subject to possible legal proceedings, claims, and litigation arising in the normal course of business. While the outcome of these matters is currently not determinable, the Company does not expect the resolutions of any such matters to have a material impact on the Company’s financial position, results of operations, or cash flows.

As of August 31, 2008, there is no other pending litigation involving the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report. Words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report and the audited financial statements and the notes thereto and disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements” included in our Annual Report on Form 10-KSB for the fiscal year ended May 31, 2008. We obtained the market data and industry information contained in this Quarterly Report from internal surveys, estimates, reports and studies, as appropriate, as well as from market research, publicly available information and industry publications. Although we believe our internal surveys, estimates, reports, studies and market research, as well as industry publications, are reliable, we have not independently verified such information, and, as such, we do not make any representation as to its accuracy.

Results of Operations

Three-month period ended August 31, 2008 compared to the three-month period ended August 31, 2007

Revenue

We have not earned any revenue from our operations from the date of our inception on February 21, 2001 through August 31, 2008. Our activities have been financed from the proceeds of private placement offerings of our common stock. We do not anticipate earning any revenue until we have obtained additional capital to fund early production from our coal concessions.

Expenses

Exploration Expenses

Exploration expenses for the three month period ended August 31, 2008 decreased to $379,916, as compared to $1,425,746 for the three month period ended August 31, 2007. The decrease is related to the high expenditure rate from the finish of the Phase I exploration phase of the PT Graha Panca Karsa concession and the continued work on site. Our operations in 2008 have focused on preparation work for the PT Bunyut Bara Mandiri concession.

Stock-based Compensation Expense

Stock-based compensation expense for the three month period ended August 31, 2008 decreased to $209,992, as compared to $1,527,396 for the three month period ended August 31, 2007. The decrease is mainly due to the cancellation of 8,145,417 stock option and restricted stock grants since August 31, 2008 against grants of only 4,115,000 issued under our equity compensation plan. The Company recorded a one time credit of $343,585 during the quarter ended August 31, 2008 for unvested grants cancelled during the quarter. The Company has expensed $2,219,764 for cancelled grants that vested but were not exercised since the inception of the plan.

General and Administrative Expense

General and administrative expenses for the three month period ended August 31, 2008 increased to $411,760, as compared to $376,317 for the three month period ended August 31, 2007. The increase is mainly due to an increase in executive salaries and relocation costs related to the relocation of our principal executive offices.

Professional and Consulting Fees

Professional and consulting fees for the three month period ended August 31, 2008 increased to $398,051, as compared to $210,277 for the three month period ended August 31, 2007. The increase is mainly due to expenses related to the search fees for a new chief executive officer and other personnel, consulting fees related to the resolution of our June 2008 private placement offering of common stock and ongoing legal and accounting fees.

Loss

Net loss for the three month period ended August 31, 2008 decreased to $1,335,997, as compared to a net loss of $3,526,901 for the three month period ended August 31, 2007. The increase in income was mostly due to reductions in exploration expenditures, reductions in the administrative costs of the company and the reductions due to the cancellation of stock option and restricted stock grants issued under our equity compensation plan as described above. We have not attained profitable operations and are dependent upon obtaining additional financing to move from our exploration activities to our initial production. Our proforma losses increased to $16,390,008 due primarily to continued spending on our exploration programmes.

Capital Resources

As of August 31, 2008, we had current assets of $1,512,450, consisting of $1,190,573 in cash and cash equivalents, $75,450 in other receivables and $246,427 in prepaid expenses and deposits. This is a decrease of $631,368 from May 31, 2008. We have not completed our fundraising efforts and have used our cash reserves during the quarter to fund our operations.

Liabilities

As of August 31, 2008, we had liabilities of $983,525, consisting of accounts payable of $462,597 and accrued liabilities of $520,928.   This is a decrease of $313,934 from May 31, 2008. We issued $700,000 of shares of our common stock during the quarter that were recorded as a liability as of May 31, 2008. That was partially offset by an increase in liabilities from operations at the quarter end.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures Evaluation of Disclosure Controls

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended August 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 12, 2008, we entered into subscription agreements with 24 investors pursuant to which we agreed to sell an aggregate of 60,686,732 shares of common stock to the investors at a purchase price of $0.15 per share for potential gross proceeds to us of approximately $9,103,010. We refer to this financing as the March 2008 Financing. One of the original investors entered into a side agreement to offer a portion of its subscription to an additional investor prior to closing, resulting in 25 total investors for the March 2008 Financing. The closing of the March 2008 Financing was expected to occur on a rolling basis through June 15, 2008.

One investor in the March 2008 Financing initially subscribed to purchase 26,666,667 shares of common stock at $0.15 per share for an aggregate purchase price of approximately $4,000,000. Such investor had previously advanced $700,000 to us as part of the outstanding balance for its subscribed shares. We informed such investor that the deadline for payment of the remaining balance of $3,300,000 would be June 13, 2008. On June 13, 2008, such investor informed us that it would be unable to tender payment of the remaining balance on that date. On June 17, 2008, we and the investor amended such investor’s subscription agreement to reduce the number of subscribed shares from 26,666,667 to 4,666,667 for an aggregate purchase price of approximately $700,000. We accepted such investor’s amended subscription for the reduced number of shares and agreed to reduce the total size of the March 2008 Financing from 60,686,732 offered shares to 38,686,732 offered shares for total gross proceeds to us of approximately $5,803,010. We closed the March 2008 Financing on June 17, 2008.

On June 10, 2007, we entered into subscription agreements with 3 investors pursuant to which we agreed to sell an aggregate of 937,500 shares of common stock to the investors at a purchase price of $0.80 per share, resulting in net proceeds to us of approximately $750,000. We refer to this financing as the June 2007 Financing. We also agreed to issue the investors warrants to purchase up to an aggregate of 937,500 shares of common stock at an exercise price of $1.428 per share. The closing of the June 2007 Financing occurred on June 10, 2007.

Subsequent to the closing of the June 2007 Financing, a dispute arose between us and the investors as a result of administrative non-conformance relating to the subscription agreements. On June 17, 2008, our board of directors agreed to resolve the dispute by restructuring the terms of the June 2007 Financing and entering into an amended and restated subscription agreement with the investors. We entered into the amended and restated subscription agreement with the investors on June 27, 2008. Pursuant to the restructuring, we reduced the purchase price for the shares of common stock issued in the June 2007 Financing to $0.15 per share and issued an aggregate of 4,062,500 additional shares of common stock to the investors, resulting in the sale and issuance of an aggregate total of 5,000,000 shares of common stock to the investors. In addition, we and the investors agreed to cancel and terminate the warrants, which were not previously issued by us to the investors. The restructuring did not change the gross proceeds received by us from the June 2007 Financing, which remain approximately $750,000.

The shares of common stock sold in the private placement offerings were offered and sold in reliance upon exemptions from registration pursuant to Regulation S promulgated under the Securities Act. The shares of our common stock were offered and sold in “offshore transactions,” as defined in Regulation S, and no “directed selling efforts,” as defined in Regulation S, were made in the United States by us, a distributor of our shares of common stock, any of their or our respective affiliates, or any person acting on behalf of any of the foregoing. In addition, the subscription agreements for these private placement offerings contain representations to support our reasonable belief that the investors in such offerings were non-“U.S. persons,” as defined by Regulation S.

Item 6. Exhibits.

The exhibits set forth below are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
10.1	Form of Amended and Restated Subscription Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2008).
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.*
32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*(1)
32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*(1)

* Filed herewith.
(1) Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAL ENERGY, INC.

Dated: October 20, 2008	/s/ William Bloking
William Bloking President and Chairman of the Board of Directors (Principal Executive Officer)

Dated: October 20, 2008	/s/ Jorge Nigaglioni
Jorge Nigaglioni Chief Financial Officer (Principal Financial Officer)
(Principal Financial and Accounting Officer)