Form 10-Q
period 2008-11-30
KAL ENERGY INC
filed 2009-01-20
CIK 1162895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer; an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  135,387,072 shares of common stock as of November 30, 2008.

KAL ENERGY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR
THE QUARTER ENDED NOVEMBER 30, 2008

TABLE OF CONTENTS

		Page No.

Part I.	Financial Information

Item 1.	Financial Statements	3

	Consolidated Balance Sheets — November 30, 2008 (unaudited) and May 31, 2008	3

	Consolidated Statements of Operations (unaudited)— Three and Six Month Periods Ended November 30, 2008 and 2007 and the Period From February 21, 2001 (Inception) to November 30, 2008	4

	Consolidated Statements of Cash Flows (unaudited)— Three and Six Month Periods Ended November 30, 2008 and 2007 and the Period From February 21, 2001 (Inception) to November 30, 2008	5

	Consolidated Statements of Stockholders’ Equity/(Deficit) (unaudited)- From February 21, 2001 (Inception) to November 30, 2008	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

Part II.		23

Item 6.	Exhibits	24

Signatures		24

Exhibit Index

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

KAL ENERGY, INC. AND SUBSIDIARIES
 (An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	NOVEMBER 30, 2008	MAY 31, 2008
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$122,295	$1,944,567
Other receivable	16,766	75,945
Prepaid expenses and other current assets	215,817	123,307
Total Current Assets	354,877	2,143,819

Property, Plan and Equipment, net	104,556	-
Intangible assets, net	6,436,183	6,613,326

Total Assets	$6,895,616	$8,757,144

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,107,773	$597,459
Shares to be issued	-	700,000
Total Current Liabilities	1,107,773,	1,297,459

COMMITMENTS	-	-

Stockholders’ Equity
Common Stock
Authorized:
500,000,000 voting common shares, par value $0.0001
Issued and outstanding:
9,000,000 treasury shares issued and outstanding	900	-
135,387,072 and 134,687,072 common shares issued and outstanding respectively	13,539	13,469
Additional paid-in capital	23,562,323	21,904,316
Subscription receivable	-	(40,000)
Deficit Accumulated During The Exploration Stage	(17,788,919)	(14,418,100)
Total Stockholders' Equity	5,787,843	7,459,685

Total Liabilities and Stockholders' Equity	$6,895,616	$8,757,144

The accompanying notes are an integral part of these unaudited consolidated financial statements

KAL ENERGY, INC. AND SUBSIDIARIES
 (An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

  (Unaudited)

						FOR THE CUMULATIVE
						PERIOD FROM
	FOR THE THREE MONTH			FOR THE SIX MONTH		FEBRUARY 21
	PERIODS ENDED			PERIODS ENDED		2001 (INCEPTION) TO
	NOVEMBER 30			NOVEMBER 30		NOVEMBER 30
	2008		2007	2008	2007	2008

Net Revenue		$-	$-	$-	$-	$-

Operating Expenses
Exploration expenditures		400,894	946,506	780,810	2,372,251	5,170,455
Stock based compensation expense		768,985	1,551,245	978,977	3,078,640	7,163,408
General and administrative expenditures		435,647	475,374	957,560	851,461	3,499,788
Professional and consulting fees		443,523	164,793	731,420	375,070	2,154,552
Total Operating Expenses		2,049,048	3,137,918	3,448,767	6,677,422	17,988,203

Other income:
Consulting services		6,440	-	59,745	-	131,625
Interest income		7,785	9,074	18,203	21,908	67,659
Total other income		14,225	9,074	77,948	21,908	199,284

Net Loss	$	(2,034,822)	$(3,128,844)	$(3,370,819)	$(6,655,514)	$(17,788,919)

Net Loss Per Common Share, basic and diluted		$(0.01)	$(0.03)	$(0.02)	$(0.03)

*Basic and Diluted Weighted Average Number Of Common Shares Outstanding		137,791,559	98,286,413	139,808,361	98,038,614

*Weighted average number of shares for dilutive securities has not been taken since the effect of dilutive securities is anti dilutive

The accompanying notes are an integral part of these unaudited consolidated financial statements

KAL ENERGY, INC. AND SUBSIDIARIES
 (An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

			FOR THE CUMULATIVE
			PERIOD FROM
	FOR THE SIX MONTH PERIOD ENDED		FEBRUARY 21, 2001
	NOVEMBER 30		(INCEPTION) TO
	2008	2007	NOVEMBER 30, 2008
Cash Flows In Operating Activities:

Net loss for the period	$(3,370,819)	$(6,655,514)	$(17,788,919)

Adjustments to reconcile net loss to net cash used in operating activities:

Stock based compensation expense	978,977	3,078,641	7,163,408
Stock issued for consulting services	-	-	261,250
Amortization expense	178,694	177,413	651,074
Allowance for bad debt-Note receivable	-	-	362,656
(Increase) / decrease in accounts receivable	59,179	-	(16,766)
Increase in prepaid expenses and other current assets	(92,510)	(42,431)	(221,141)
Increase in accounts payable and accrued liabilities	530,315	1,468,011	845,678
Net cash used in operating activities	(1,716,165)	(1,974,150)	(8,742,760)

Cash Flows In Investing Activities:
Cash of acquired subsidiary	-	-	201,054
Cash investment in subsidiary	-	-	(10,000)
Acquisition of property, plant and equipment	(106,107)		(106,107)
Net cash provided by (used in) investing activities	(106,107)	-	84,947

Cash Flows In Financing Activities:
Advances from shareholder	-	75,000	117,820
Payments to shareholders	-	-	(117,820)
Issuance of notes payable	-	-	-
Debt repayments	-	-	(198,000)
Advances on notes receivable	-	(50,000)	(753,995)
Proceeds from issuance of common stock	-	1,912,259	9,732,103
Net cash provided by financing activities	-	1,937,259	8,780,108

Increase/(Decrease) In Cash & cash equivalents	(1,822,272)	(36,891)	122,295

Cash And Cash Equivalents, Beginning Of Period	1,944,567	729,626	-

Cash And Cash Equivalents, End Of Period	$122,295	$692,735	122,295

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental Disclosure of Non Cash Transactions

Shares issued to acquire subsidiary	$-	$-	$6,400,000
Shares returned by founders	$900	$-	$900
Shares issued to investors	$873	$-	$873

The accompanying notes are an integral part of these unaudited consolidated financial statements

KAL ENERGY, INC. AND SUBSIDIARIES
 (An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM FEBRUARY 21, 2001 (INCEPTION) TO NOVEMBER 30, 2008
  (Unaudited)

							ACCUMULATED
	TREASURY STOCK		COMMON STOCK				DEFICIT
					ADDITIONAL		DURING THE
					PAID-IN	SUBSCRIPTION	EXPLORATION
	NUMBER	AMOUNT	NUMBER	AMOUNT	CAPITAL	RECEIVABLE	STAGE	TOTAL
Issuance of common stock for cash
Founders’ shares	-	-	40,000,000	$1,000	$-	$-	$-	$1,000.00
Initial shares	-	-	6,875,272	3,688	47,877	-	-	51,565
Net loss for the period	-	-	-	-	-	-	(35,809)	(35,809)
Balance, May 31, 2001	-	-	46,875,272	4,688	47,877	-	(35,809)	16,756
Net income for the year	-	-	-	-	-	-	15,723	15,723
Balance, May 31, 2002	-	-	46,875,272	4,688	47,877	-	(20,086)	32,479
Net loss for the year	-	-	-	-	-	-	(16,847)	(16,847)
Balance, May 31, 2003	-	-	46,875,272	4,688	47,877	-	(36,933)	15,632
Net loss for the year	-	-	-	-	-	-	(18,846)	(18,846)
Balance, May 31, 2004	-	-	46,875,272	4,688	47,877	-	(55,779)	(3,214)
Net loss for the year	-	-	-	-	-	-	(11,544)	(11,544)
Balance, May 31, 2005	-	-	46,875,272	4,688	47,877	-	(67,323)	(14,758)
Net loss for the year	-	-	-	-	-	-	(10,348)	(10,348)
Balance, May 31, 2006	-	-	46,875,272	4,688	47,877	-	(77,671)	(25,106)
Merger with Thatcher Mining Pte. Ltd.	-	-	32,000,000	3,200	6,396,800	-	-	6,400,000
Stock issued for cash	-	-	17,615,000	1,762	3,501,239	-	-	3,503,000
Stock issued for services	-	-	1,112,500	111	222,389	-	-	222,500
Issuance of shares under stock compensation plan	-	-	125,000	13	342,488	-	-	342,500
Stock based compensation expense	-	-	-	-	958,872	-	-	958,872
Net loss for the year	-	-	-	-	-	-	(3,693,152)	(3,693,152)
Balance, May 31, 2007	-	-	97,727,772	9,773	11,469,664	-	(3,770,823)	7,708,614
Stock issued for cash	-	-	34,957,600	3,496	5,473,042	-	-	5,476,528
Stock issued for services	-	-	55,000	6	38,745	-	-	38,750
Issuance of shares under stock compensation plan	-	-	1,946,700	195	674,909	(40,000)	-	635,104
Stock options granted to employees	-	-	-	-	4,247,957	-	-	4,247,957
Net loss for the year	-	-	-	-	-	-	(10,647,276)	(10,647,276)
Balance, May 31, 2008	-	-	134,687,072	13,469	21,904,316	(40,000)	(14,418,100)	$7,459,685
Stock issued for cash	-	-	8,729,167	873	699,127	-	-	700,000
Stock options granted to employees	-	-	970,833	97	978,880	-	-	978,977
Subscription received (cancelled)	-	-	-	-	(20,000)	40,000	-	20,000
Stocks returned by the founders	9,000,000	900	(9,000,000)	(9,000)	-	-	-	-
Net loss for the six month period ended November 30, 2008	-	-	-	-	-	-	(3,370,819)	(3,370,819)
Balance, November 30, 2008	9,000,000	$900	135,387,072	$13,539	$23,562,323	$-	$(17,788,919)	$5,787,843

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company had incurred cumulative losses of $17,788,919. In addition, the Company’s current liabilities exceed its current assets by $752,896, and has no revenue.  In addition, the permits allowing exploration activities on its mining concessions in Kalimantan expired on September 14, 2008.  Whilst applications for permit extensions have been submitted, and while the original permits continue to be valid automatically for another twelve months,  there is no assurance that a renewal will be granted. These factors raise substantial doubt about Company’s ability to continue as a going concern.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  Management devoted considerable effort from inception through the quarter ended November 30, 2008,  towards (i) additional working capital through the issuance of the Company’s equity securities, (ii) reduction of its recurring operational costs, (iii) management of accrued expenses and accounts payable, and (iv) the pursuit of a suitable strategic partner. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying interim condensed consolidated financial statements are prepared in accordance with rules set forth in Regulation SB promulgated by the Securities and Exchange Commission.  Accordingly,  these  statements  do  not  include  all  disclosures required under generally  accepted  accounting principles and should be read in conjunction with the audited financial  statements included in the Company's Form 10-KSB for the fiscal year ended May 31,  2008.  In the opinion of the Company’s management, all adjustments consisting  of normal  recurring  accruals  have  been  made to the  financial statements.  The results of operation for the six months ended November 30, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2009.

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

Property, plant and equipment

The Company capitalizes all assets that have a useful life of over one year and are above $500.  The assets are depreciated using the straight-line method of depreciation.  The useful lives used for depreciation are consistent with those used for US tax purposes and are as follows:

Computer Equipment – 5 Years

Furniture & Equipment – 7 Years

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

3.             OTHER RECEIVABLE

At November 30, 2008 and May 31, 2008, the Company had $16,766 and $75,945, respectively of other receivable related to the outsourcing of exploration personnel.

4.           NOTES RECEIVABLE

As of May 31, 2008, the Company had two note receivables of $150,000 and $175,000 from two unrelated parties. The note receivables were both pledged by the shares to be purchased by the notes, with an interest rate of twelve month LIBOR plus 5%, and due on demand. The Company had accrued $37,656 of interest against this loan. Subsequent to the fiscal year end, the Company did not receive confirmation from the holders of the notes. As such, the Company commenced a change in the ownership of GPK and BBM in accordance with the terms of the share pledge agreements. The Company is in the process of selling the notes to third parties. Article 127 of Company Law requires that any change of more than 50% shareholding requires a newspaper announcement, with closing to occur no earlier than 30 days post-the announcement. Up until the time the notes are transferred, the Company is placing a reserve against the entire balance of the notes. Once the transfer is completed and the notes are assumed by new parties, the Company will reevaluate the value of the notes and the carrying amount of the reserve, if any. (see note 16) As at November 30, 2008 and May 31, 2008, the Company based upon its evaluation of the notes, has provided an allowance for bad debts against the Notes receivable amounting to $50,410.

	November 30, 2008 (unaudited)	May 31, 2008
Loan advances	325,000	325,000
Accrued interest	50,410	37,656
Loan balance	375,410	362,656
Reserve	(375,410)	(362,656)
Total	-	-

5.           PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits are as follows:

	November 30, 2008 (unaudited)	May 31, 2008
Prepaid expenses	$188,525	$111,542
Deposits	27,292	11,765
Total Prepaid expenses	$215,817	$123,307

Prepaid expenses as at November 30, 2008 include $15,948 of prepaid insurance, $13,454 for employee advances, $43,146 of withholding tax receivables, $55,725 prepayments for rental, and $60,252 of other prepaid expenses. Deposits include $22,397 in rent deposit and $4,895 in security deposits.

Prepaid expenses as at May 31, 2008 include $39,780 of prepaid insurance, $27,165 for employee advances, $21,652 of withholding tax receivables, $18,281 prepayments for rental, and $4,664 of other prepaid expenses. Deposits include $11,765 for rental deposit.

6.            ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued expenses at are as follows:

	November 30, 2008 (unaudited)	May 31, 2008
Accounts payable	$707,229	$424,847
Accrued expenses	400,544	172,612
Total Accounts payable and accrued expenses	$1,107,773	$597,459

As of November 30, 2008 and May 31, 2008, the Company owed the following amounts to related parties for expenses incurred in the normal course of business, included in the totals above:

Officers & Directors	November 30, 2008 (unaudited)	May 31, 2008
Martin Hurley	$-	$32,943
Jorge Nigaglioni	49,735	3,154
William Bloking	74,644	16,341
Andrew Caminschi	15,778	-
Antonio Varano	11,000	3,061
	$151,157	$55,499

7.    PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment at are as follows:

	November 30, 2008 (unaudited)	May 31, 2008
Furniture & equipment	$95,380	$-
Office equipment	10,727	-
	106,107	-
Less: accumulated depreciation	(1,551)	-
Net property, plant and equipment	$104,556	$-

Furniture & equipment contain leasehold improvements on the company’s primary offices and its support equipment.

8.           INTANGIBLE ASSETS

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

Gross Value of Agreements	$7,085,706
Amortization	(649,523)
Net Intangible assets	$6,436,183

Amortization expenses for the Company’s intangible assets over the next five years ending May 31, is estimated to be:

2009	$177,144
2010	354,288
2011	354,288
2012	354,288
2013	354,288
After	4,841,887
Total	$6,436,183

9.             RELATED PARTY TRANSACTIONS

The Company used the services of Mining House Ltd. for IT and administrative services.  These also include expense reimbursements for travel and other administrative expenses.  One of the Company’s directors was a director of Mining House Ltd.  Additionally, our two previous chief executive officers and Chairman, were directors in Mining House Ltd.  Payments for such services during the six month periods ended November 30, 2008 amounted to $38,259.  We have terminated the contract with Mining House Ltd. as of August 31, 2008.

The Company had a rental and services agreements with PB Commodities (“PBC”) for office space in Singapore.  “PBC” is owned by Concord International (“Concord”), a stockholder of the Company.  Rental and service payments for such services during the six month periods ended November 30, 2008 amounted to $15,776,. We have terminated the contract with PBC as of July 31, 2008.

The Company used Asia Consultancy Group Pte Ltd. (“ACG”) for exploration consulting services.  These also include expense reimbursements for travel and other administrative expenses. This contract was terminated in November 2007.  ACG is owned by PB Commodities.  There were no payments to ACG for the six month period ended November 30, 2008.

10.           SHAREHOLDER’S EQUITY

During the six month period ended November 30, 2008, the Company issued 4,666,667 shares from funds received in May of 2008.  These shares were recorded as shares to be issued as at May 31, 2008.

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

On April 12, 2007, the board of directors approved the 2007 Stock Incentive Plan for employees and outside contractors (the “SIP”).  The Company authorized 12,000,000 shares for use in the SIP.  As of November 30, 2008, 2,967,500 shares and 1,592,861 options had vested under the SIP.  The Company has issued 970,833 shares from the SIP during the six month period ended November 30, 2008.

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

As of November 30, 2008, the Company has consolidated PT GPK and PT BBM’s financial statements for the six month period then ended in the accompanying financial statements. PT GPK and PT BBM did not have any operations through November 30, 2008.

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

	Three months ended November 30, 2008 (unaudited)	Six months ended November 30, 2008 (unaudited)	Three months ended November 30, 2007 (unaudited)	Six months ended November 30, 2007 (unaudited)
Manpower	$311,675	$634,585	$477,643	$932,883
Site Expenses	50,801	79,844	228,086	766,966
Equipment	10,259	22,287	121,515	436,016
Travel	28,159	44,094	119,261	236,386
	$400,894	$780,810	$946,506	$2,372,251

13.           STOCK BASED COMPENSATION EXPENSE

Description of Stock-Based Compensation Plan

Stock Incentive Plan (SIP).  Effective April 27, 2007, we adopted the SIP. Under the provisions of the SIP, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and stock awards to our officers, directors and key employees, as well as to consultants and other persons who provide services to us.  The SIP has a maximum contractual term of ten years. As of November 30, 2008, securities authorized and available for issuance in connection with our SIP were 5,311,667. Under the terms of the SIP, in no event shall the number of shares authorized for issuance in connection with the SIP exceed 12 million shares.

Valuation Assumptions

For all periods presented, the fair value of stock-based compensation made under the SIP was estimated using the Black-Scholes option pricing model.

The weighted average assumptions used for options granted, ESPP purchases and the LTPP were as follows:

Stock Option Plan
Risk-free interest rate	1.15%
Dividend yield	0%
Volatility	117.2%
Expected life	10 years

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

Stock-Based Payment Award Activity

        The following table summarizes equity share-based payment award activity in 2008:

		Available For Grant	Shares	Weighted Average Exercise Plan
Outstanding at May 31, 2007		1,225,000	10,650,000	$1.44
	Granted	-2,865,000	2,865,000	$0.29
	Exercised	-	-2,001,667	$0.38
	Cancelled	4,081,667	-4,081,667
Outstanding at May 31, 2008		2,441,667	7,431,667	$1.28
	Granted	-2,150,000	2,150,000	$0.12
	Exercised	-	-970,833	$-
	Cancelled	5,138,750	-5,138,750	-
Outstanding at November 30, 2008		5,430,417	3,472,084	$0.40

5,138,750 stock options were forfeited or cancelled during the six month period ended November 30, 2008.   No stock options expired during the six month period ended November 30, 2008.

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$0.10-$0.50	2,250,000	9.49	$0.25		$736,611	9.17	$0.38	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company's closing stock price of $0.048 on November 30, 2008, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. There were no stock option awards exercisable on November 30, 2008 at a price lower than the closing stock price of the Company’s common stock on that date.  The Company has not received any cash under the plan.  The Company recorded a net expense of $978,977 for the six month period ended November 30, 2008, including a one time credit of $343,485 for the cancellations during the period.  The Company has not had issuances under the plan during the six month period ended November 30, 2008 and as such has not recorded any expense as compensation from the plan.

14. COMMITMENTS AND CONTINGENCIES

Operating Lease:

Office space is rented under a non-cancelable operating lease agreements expiring through September 2009. Rent expense was $64,274 for the six month periods ended November 30, 2008, and $62,844 from inception (February 21, 2001) to November 30, 2008.

Future minimum rental payments are as follows:

Year Ending November 30, 2009	$ 28,774

The Company is subject to possible legal proceedings, claims, and litigation arising in the normal course of business. While the outcome of these matters is currently not determinable, the Company does not expect the resolutions of any such matters to have a material impact on the Company’s financial position, results of operations, or cash flows.

As of November 30, 2008 there is no other pending litigation involving the Company.

Executive Employment Agreement:

On October 1, 2008 the Company signed an employment agreement with Jorge Nigaglioni to employ Jorge as an Executive. Pursuant to the terms of the agreement Jorge is entitled to receive$180,000 annual salary, participate in Incentive Bonus Plan and granted stock based compensation in accordance with the terms and conditions of the Company’s Stock Incentive Plan. This agreement is effective from June 1, 2008 and ending on the second anniversary from the effective date.

On December 5, 2008, Jorge Nigaglioni notified the Company that he intends to resign as Chief Financial Officer of the Company effective as of December 31, 2008.

On October 1, 2008 the Company signed an employment agreement with Andrew Caminschi to employ Andrew as an Executive. Pursuant to the terms of the agreement Andrew is entitled to receive $180,000 annual salary, participate in Incentive Bonus Plan and granted stock based compensation in accordance with the terms and conditions of the Company’s Stock Incentive Plan. This agreement is effective from June 1, 2008 and ending on the second anniversary from the effective date.

On December 10, 2008, the Company entered into an Amendment to the Employment Agreement with Andrew Caminschi, its Senior Vice President of Business Development and a member of the Company’s board of directors, to change his compensation for his services as an officer of the Company with effect from January 1, 2009. The Company will decrease Mr. Caminschi’s cash compensation from $180,000 per annum to $120,000 per annum but will add compensation worth $60,000 per annum through the grant of shares of the Company’s common stock at prevailing market rates. The other terms of Mr. Caminschi’s employment with the Company, as set forth in an Employment Agreement, dated as of October 1, 2008, between the Company and Mr. Caminschi, have not changed.

On September 1, 2008 the Company revised the compensation package of William Bloking, President and Chairman of the Board of Directors, from $84,000 to $300,000 per annum, with effect from June 1, 2008, in recognition of his change in role from a Non-Executive Chairman to an Executive Chairman. This compensation structure will revert to the previous level ($84,000 per annum) upon the appointment of a new Chief Executive Officer and Mr. Bloking’s resumption of a non-executive role.

On December 10, 2008, KAL Energy, Inc., or the Company, entered into a Compensation Agreement with William Bloking, the Company’s President and Chairman of the board of directors, to change his compensation for his services. With effect from January 1, 2009, the Company will decrease Mr. Bloking’s cash compensation from $300,000 per annum to zero dollars per annum and in exchange compensate Mr. Bloking with a grant of shares of the Company’s common stock equal in value to the previous cash compensation at the prevailing market rate.

Non-Executive Director Agreement:

On September 1, 2008 the Company entered into Non-Executive Director Fee agreement with Antonio Varano to appoint Antonio as Non-Executive Director. Pursuant to the terms of the agreement Antonio is entitled to receive $50,000 in annual salary and receive Stock Awards and/or Stock Options.

On December 5, 2008, Antonio Varano notified the Company that he intends to resign as a member of the Company’s board of directors effective as of December 31, 2008.

Royalty Agreement:

On October 1, 2008, KAL Energy, Inc. (the "Company") entered into an Amendment No. 1 to Royalty Agreement (the "Amendment") with Concord International, Inc. ("Concord") and Thatcher Mining Pte. Ltd. ("Thatcher"), which amends the Royalty Agreement by and between the Company, Concord, Thatcher, Essendon Capital Ltd. ("Essendon") and Carlton Corp. ("Carlton") (the "Royalty Agreement"). Pursuant to the terms and conditions of the Royalty Agreement, the Company agreed to make certain royalty payments to Concord, Carlton and Essendon in connection with the production of thermal coal by the Company pursuant to certain mining concessions held by the Company. Essendon and Carlton assigned the distribution of all royalties under the Royalty Agreement to Concord on January 11, 2007.

The Amendment amends Sections 2.1 and 2.2 of the Royalty Agreement to modify the Company's royalty payment obligations to Concord as follows:

•	for all coal sales under $40.00 per metric ton, the Amendment reduces the royalty payment rate from $0.40 per metric ton, indexed annually with inflation, to $0.20 per metric ton fixed and flat;

•
for all coal sales over $40.00 per metric ton, the Amendment changes the royalty payment rate from $0.40 per metric ton, indexed annually with inflation, to the higher of $0.40 per metric ton or 0.65% of the price of coal per metric ton; and

•
the Company will make a one time payment to Concord of $15,000 at the time of the first sale of coal by the Company, Thatcher or their affiliates in exchange for Concord's agreement to waive all royalty payments by the Company for the first three years thereafter

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Three-month period ended November 30, 2008 compared to the three-month period ended November 30, 2007

Revenue

We have not earned any revenue from our operations from the date of our inception on February 21, 2001 through November 30, 2008. Our activities have been financed from the proceeds of private placement offerings of our common stock. We do not anticipate earning any revenue until we have obtained additional capital to fund early production from our coal concessions.

Expenses

Exploration Expenses

Exploration expenses for the three month period ended November 30, 2008 decreased to $400,894, as compared to $946,506 for the three month period ended November 30, 2007. The decrease is related to the high expenditure rate from the initial work of the Phase II exploration phase of the PT Graha Panca Karsa, or Graha, concession and the continued work on site. We completed our initial exploration of the PT Bunyut Bara Mandiri, or Bunyut, concession during the quarter, as well as the aerial topography work of the Graha concession.

Stock-based Compensation Expense

Stock based compensation expense for the three month period ended November 30, 2008 decreased to $768,985, as compared to $1,551,245 for the three month period ended November 30, 2007. The decrease is due primarily to the cancellation of 8,370,417 stock option and restricted stock grants since November 30, 2007 against stock option and restricted stock grants of only 2,150,000 issued under our equity compensation plan.

General and Administrative Expense

General and administrative expense for the three month period ended November 30, 2008 decreased to $435,647, as compared to $475,374 for the three month period ended November 30, 2007. The decrease is mainly due to reductions in office rentals as part of our restructuring and relocation  into Indonesia.

Professional and Consulting Fees

Professional and consulting fees for the three month period ended November 30, 2008 increased to $443,523, as compared to $164,793 for the three month period ended November 30, 2007. The increase is due primarily to legal expenditures in relation to alleged fraud against us in relation to the Graha and Bunyut concessions.

Loss

Net loss for the three month period ended November 30, 2008 decreased to $(2,034,822), as compared to a net loss of $(3,128,844) for the three month period ended November 30, 2007. The reduction of loss was due primarily to reductions in exploration expenditures, reductions in our administrative costs and reductions due to the cancellation of stock option and restricted stock grants issued under our equity compensation plan as described above. We have not attained profitable operations and are dependent upon obtaining additional financing to move from our exploration activities to our initial production. Our proforma losses increased to $(17,788,919) due primarily to continued spending on our exploration programs.

Six-month period ended November 30, 2008 compared to the six-month period ended November 30, 2007

Revenue

We have not earned any revenue from our operations from the date of our inception on February 21, 2001 through November 30, 2008. Our activities have been financed from the proceeds of private placement offerings of our common stock. We do not anticipate earning any revenue until we have obtained additional capital to fund early production from our coal concessions.

Expenses

Exploration Expenses

Exploration expenses for the six month period ended November 30, 2008 decreased to $780,810, as compared to $2,372,251 for the six month period ended November 30, 2007. The decrease is related to the high expenditure rate from the completion of the Phase I exploration phase of the Graha concession and the initial work on Phase II in the fall of 2007. Our operations in 2008 have focused on the initial exploration work on the Bunyut concession and completion of the aerial topography of the Graha concession.

Stock-based Compensation Expense

Stock based compensation expense for the six month period ended November 30, 2008 decreased to $978,977, as compared to $3,078,640 for the six month period ended November 30, 2007. The decrease is due primarily to the cancellation of 8,370,417 stock option and restricted stock grants since November 30, 2007 against stock option and restricted stock grants of only 2,150,000 issued under our equity compensation plan. We recorded a one time credit of $343,585 during the six month period ended November 30, 2008 for unvested grants cancelled during the quarter. We have expensed $3,356,504 for cancelled grants that vested but were not exercised since the inception of the plan.

General and Administrative Expense

General and administrative expense for the six month period ended November 30, 2008 increased to $957,560, as compared to $851,461 for the six month period ended November 30, 2007. The increase is due primarily to an increase in executive salaries and relocation costs related to the relocation of our principal executive offices.

Professional and Consulting Fees

Professional and consulting fees for the six month period ended November 30, 2008 increased to $731,420, as compared to $375,070 for the six month period ended November 30, 2007. The increase is due primarily to legal expenditures in relation to alleged fraud against us in relation to the Graha and Bunyut concessions.

Loss

Net loss for the six month period ended November 30, 2008 increased to $(3,370,819), as compared to a net loss of $(6,655,514) for the six month period ended November 30, 2007. The reduction of loss was due primarily to reductions in exploration expenditures, reductions in the administrative costs of the company and the reductions due to the cancellation of stock option and restricted stock grants issued under our equity compensation plan as described above. We have not attained profitable operations and are dependent upon obtaining additional financing to move from our exploration activities to our initial production. Our proforma losses increased to $(17,788,919) due primarily to continued spending on our exploration programmes.

Capital Resources

As of November 30, 2008, we had current assets of $354,877, consisting of $122,295 in cash and cash equivalents, $16,766 in other receivables and $215,817 in prepaid expenses and deposits. This represents a decrease of $1,788,921 from May 31, 2008. We have not completed our fundraising efforts and have used our cash reserves during the quarter to fund our operations. We will become insolvent in January 2009 unless we receive additional funds to support our operations or enter into strategic partnerships to cover forward expenses.

Liabilities

As of November 30, 2008, we had liabilities of $1,107,773, consisting of accounts payable and accrued expenses of $1,107,773. This represents a decrease of $189,686 from May 31, 2008. We issued $700,000 of shares of our common stock during the quarter that were recorded as a liability as of May 31, 2008. That was partially offset by an increase in liabilities from operations incurred during the six month period.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended November 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits.

The exhibits set forth below are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1
Amendment to Employment Agreement, dated as of December 10, 2008, by and between KAL Energy, Inc. and Andrew Caminschi (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2008).†

10.2
Compensation Agreement, dated as of December 10, 2008, by and between KAL Energy, Inc. and William Bloking (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2008).†

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.*
32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*(1)
32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*(1)

*	Filed herewith.
(1)	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
†	Indicates management contract or compensatory plan or arrangement

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAL ENERGY, INC.

Dated: January 19, 2009	/s/ William Bloking
William Bloking President and Chairman of the Board of Directors (Principal Executive Officer)

Dated: January 19, 2009	/s/ Andrew Caminschi
Andrew Caminschi Chief Financial Officer (Principal Financial Officer)