Form 10-Q
period 2009-02-28
KAL ENERGY INC
filed 2009-04-20
CIK 1162895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

KAL ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	333-97201	98-0360062
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

World Trade Center 14th Floor Jl. Jenderal Sudirman Kav. 29 -31Jakarta, Indonesia	12920
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (62)-21-5211110

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  189,287,010 shares of common stock as of April 16, 2009.

KAL ENERGY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR
THE QUARTER ENDED FEBRUARY 28, 2009

TABLE OF CONTENTS

		Page No.

Part I.	Financial Information

Item 1.	Financial Statements	1

	Consolidated Balance Sheets (Unaudited) — February 28, 2009 and May 31, 2008	1

	Consolidated Statements of Operations (Unaudited) — Three and Nine Month Periods Ended February 28, 2009 and February 29, 2008 and the Period From February 21, 2001 (Inception) to February 28, 2009.	2

	Consolidated Statements of Cash Flows (Unaudited) — Nine Month Periods Ended February 28, 2009 and February 29, 2008 and the Period From February 21, 2001 (Inception) to February 28, 2009.	3

	Consolidated Statements of Stockholders’ Equity/(Deficit) (Unaudited) — From February 21, 2001 (Inception) to February 28, 2009.	4

	Notes to Consolidated Financial Statements (Unaudited )	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4T.	Controls and Procedures	19

Part II.

Item 1.	Legal Proceedings	20

Item 1A	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

Signatures		23

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

KAL ENERGY, INC. AND SUBSIDIARIES
 (An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	FEBRUARY 28, 2009	MAY 31, 2008
ASSETS

Current Assets
Cash and cash equivalents	$30,496	$1,944,567
Other receivable	79,822	75,945
Prepaid expenses and other current assets	178,375	123,307
Total Current Assets	288,693	2,143,819

Property, Plan and Equipment, net	100,613	-
Intangible assets, net	6,347,611	6,613,326

Total Assets	$6,736,917	$8,757,144

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,094,293	$597,459
Shares to be issued	-	700,000
Total Current Liabilities	1,094,293	1,297,459

COMMITMENTS

Stockholders’ Equity
Common Stock
Authorized:
500,000,000 voting common shares, par value $0.0001
Issued and outstanding:
Treasury shares - Common Stock 9,000,000 shares	(900)	-
196,462,010 common shares issued and 187,462,010 outstanding on February 28, 2009 and 134,687,004 common shares issued and outstanding on May 31, 2008	19,646	13,469
Additional paid-in capital	24,161,835	21,904,316
Subscription receivable	(200,000)	(40,000)
Deficit Accumulated During The Exploration Stage	(18,337,957)	(14,418,100)
Total Stockholders' Equity	5,642,624	7,459,685

Total Liabilities and Stockholders' Equity	$6,736,917	$8,757,144

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KAL ENERGY, INC. AND SUBSIDIARIES
 (An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

  (Unaudited)

					FOR THE CUMULATIVE
					PERIOD FROM
	FOR THE THREE MONTH PERIODS ENDED		FOR THE NINE MONTH PERIODS ENDED		FEB 21, 2001
					(INCEPTION) TO
	FEB 28, 2009	FEB 29, 2008	FEB 28, 2009	FEB 29, 2008	FEB 28, 2009

Net Revenue	$-	$-	$-	$-	$-

Operating Expenses
Exploration expenditures	152,394	469,753	933,204	2,842,004	5,322,849
Stock based compensation expense	43,750	1,512,381	1,022,727	4,591,022	7,207,158
General and administrative expenditures	328,286	152,085	1,285,846	527,386	3,828,074
Professional and consulting fees	129,443	399,712	860,863	1,251,403	2,283,995
Total Operating Expenses	653,873	2,533,931	4,102,639	9,211,585	18,642,076

Other income:
Gain on settlement of debt	4,830	-	4,830	-	4,830
Consulting services	100,000	-	159,745	-	231,625
Interest income	5	18,671	18,207	40,580	67,664
Total other income	104,835	18,671	182,782	40,580	304,119

Net Loss	$(549,038)	$(2,515,260)	$(3,919,857)	$(9,171,005)	$(18,337,957)

Net Loss Per Common Share, basic and diluted	$(0.00)	$(0.03)	$(0.03)	$(0.09)

*Basic and Diluted Weighted Average Number Of Common Shares Outstanding	137,792,340	98,962,772	139,134,882	98,276,590

*Weighted average number of shares for dilutive securities has not been taken since the effect of dilutive securities is anti- dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KAL ENERGY, INC. AND SUBSIDIARIES
 (An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED
FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
AND THE PERIOD FROM FEBRUARY 21, 2001
(INCEPTION) TO FEBRUARY 28, 2009
(Unaudited)

	FOR THE NINE MONTH PERIOD ENDED		FOR THE CUMULATIVE PERIOD FROM FEBRUARY 21, 2001
			(INCEPTION) TO
	FEBRUARY 28, 2009	FEBRUARY 29, 2008	FEBRUARY 28, 2009
Cash Flows In Operating Activities:

Net loss for the period	$(3,919,857)	$(9,171,005)	$(18,337,957)

Adjustments to reconcile net loss to net cash used in operating activities:

Stock based compensation expense	1,022,727	4,591,022	7,207,158
Gain on settlement of debt	(4,830)	-	(4,830)
Stock issued for consulting services	-	-	261,250
Amortization expense	271,207	265,714	743,587
Allowance for bad debt-Note receivable	20,000	-	382,656
(Increase) / decrease in accounts receivable	(3,877)	-	(79,822)
Increase in prepaid expenses and other current assets	(55,068)	(15,407)	(183,699)
Increase in accounts payable and accrued liabilities	761,734	935,994	1,077,098
Net cash used in operating activities	(1,907,964)	(3,393,681)	(8,934,559)

Cash Flows In Investing Activities:
Cash of acquired subsidiary	-	-	201,054
Cash investment in subsidiary	-	-	(10,000)
Acquisition of property, plant and equipment	(106,107)		(106,107)
Net cash provided by (used in) investing activities	(106,107)	-	84,947

Cash Flows In Financing Activities:
Advances from shareholder	-	75,000	117,820
Payments to shareholders	-	(75,000)	(117,820)
Issuance of notes payable	-	-	-
Debt repayments	-	-	(198,000)
Advances on notes receivable	-	(50,000)	(753,995)
Proceeds from issuance of common stock	100,000	4,502,999	9,832,103
Net cash provided by financing activities	100,000	4,452,999	8,880,108

Increase/(Decrease) In Cash & cash equivalents	(1,914,071)	1,059,318	30,496

Cash And Cash Equivalents, Beginning Of Period	1,944,567	729,626	-

Cash And Cash Equivalents, End Of Period	$30,496	$1,788,943	30,496

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental Disclosure of Non Cash Transactions

Shares issued to acquire subsidiary	$-	$-	$6,400,000
Shares returned by founders	$900	$-	$900
Shares issued to investors	$6,080	$-	$6,080
Shares issued for settlement of debt	$260,069	$-	$260,069

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KAL ENERGY, INC. AND SUBSIDIARIES
 (An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM FEBRUARY 21, 2001 (INCEPTION) TO FEBRUARY 28, 2009
  (Unaudited)

							ACCUMULATED
	TREASURY STOCK		COMMON STOCK				DEFICIT
					ADDITIONAL		DURING THE
					PAID-IN	SUBSCRIPTION	EXPLORATION
	NUMBER	AMOUNT	NUMBER	AMOUNT	CAPITAL	RECEIVABLE	STAGE	TOTAL
Issuance of common stock for cash
Founders’ shares	-	-	40,000,000	$1,000	$-	$-	$-	$1,000.00
Initial shares	-	-	6,875,272	3,688	47,877	-	-	51,565
Net loss for the period	-	-	-	-	-	-	(35,809)	(35,809)
Balance, May 31, 2001	-	-	46,875,272	4,688	47,877	-	(35,809)	16,756
Net income for the year	-	-	-	-	-	-	15,723	15,723
Balance, May 31, 2002	-	-	46,875,272	4,688	47,877	-	(20,086)	32,479
Net loss for the year	-	-	-	-	-	-	(16,847)	(16,847)
Balance, May 31, 2003	-	-	46,875,272	4,688	47,877	-	(36,933)	15,632
Net loss for the year	-	-	-	-	-	-	(18,846)	(18,846)
Balance, May 31, 2004	-	-	46,875,272	4,688	47,877	-	(55,779)	(3,214)
Net loss for the year	-	-	-	-	-	-	(11,544)	(11,544)
Balance, May 31, 2005	-	-	46,875,272	4,688	47,877	-	(67,323)	(14,758)
Net loss for the year	-	-	-	-	-	-	(10,348)	(10,348)
Balance, May 31, 2006	-	-	46,875,272	4,688	47,877	-	(77,671)	(25,106)
Merger with Thatcher Mining Pte. Ltd.	-	-	32,000,000	3,200	6,396,800	-	-	6,400,000
Stock issued for cash	-	-	17,615,000	1,762	3,501,239	-	-	3,503,000
Stock issued for services	-	-	1,112,500	111	222,389	-	-	222,500
Issuance of shares under stock compensation plan	-	-	125,000	13	342,488	-	-	342,500
Stock based compensation expense	-	-	-	-	958,872	-	-	958,872
Net loss for the year	-	-	-	-	-	-	(3,693,152)	(3,693,152)
Balance, May 31, 2007	-	-	97,727,772	9,773	11,469,664	-	(3,770,823)	7,708,614
Stock issued for cash*	-	-	34,957,600	3,496	5,473,042	-	-	5,476,528
Stock issued for services	-	-	55,000	6	38,745	-	-	38,750
Issuance of shares under stock compensation plan	-	-	1,946,700	195	674,909	(40,000)	-	635,104
Stock options granted to employees	-	-	-	-	4,247,957	-	-	4,247,957
Net loss for the year	-	-	-	-	-	-	(10,647,276)	(10,647,276)
Balance, May 31, 2008	-	-	134,687,072	13,469	21,904,316	(40,000)	(14,418,100)	$7,459,685

Stock issued for cash	-	-	38,729,167	3,873	996,127	(200,000)	-	800,000
Stock based compensation expenses	-	-	970,833	97	1,022,630	-	-	1,022,727
Subscription received					-	20,000	-	20,000
Subscription cancelled	-	-	-	-	(20,000)	20,000	-	-
Stocks returned by the founders	9,000,000	(900)	(9,000,000)	-	900	-	-	-
Shares issued for settlement of debt			22,074,918	2,207	257,862			260,069
Net loss for the nine month period ended February 28, 2009	-	-	-	-	-	-	(3,919,857)	(3,919,857)
Balance, February 28, 2009	9,000,000	$(900)	187,462,010	$19,646	$24,161,835	$(200,000)	$(18,337,957)	$5,642,624

*$700,000 of the total was received during the year ended May 31, 2008.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KAL ENERGY, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.           NATURE OF OPERATIONS AND GOING CONCERN

a)  Organization and Change of Name

KAL Energy, Inc. (formerly, Patriarch, Inc.) (the “Company” or “we”) was incorporated on February 21, 2001 in the State of Delaware.  On November 14, 2006, the Company’s stockholders voted to amend the Company’s Certificate of Incorporation to change the Company’s name to KAL Energy, Inc. This amendment took effect on December 20, 2006.  The Company was formed for the purpose of acquiring and developing exploration stage natural resource properties.  The Company is in the exploration stage.  The Company’s operations are carried out by its wholly owned subsidiary, Thatcher Mining Pte. Ltd, a corporation formed under the laws of the Republic of Singapore on  June 8, 2006 (“Thatcher”) and acquired by the Company on February 9, 2007.  The Company formed PT Kubar Resources (“Kubar”), a limited liability foreign investment (PMA) company incorporated under the laws of the Republic of Indonesia on April 12, 2007, and completed its registration on June 6, 2007.  Kubar is owned 99% by Thatcher and 1% by the Company, making it a wholly owned subsidiary of the Company.  The Company acquired Finchley Resources Pte. Ltd. (Finchley), a corporation formed under the laws of the Republic of Singapore, on September 12, 2007.

b)  Exploration Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations.  The Company is currently seeking opportunities for profitable operations.  Costs related to locating coal deposits and determining the extractive feasibility of such deposits is expensed as incurred.

c) Going Concern

The Company’s interim financial statements have been prepared on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred cumulative losses of $18,337,957 for the period from February 21, 2001 (inception) to February 28, 2009. In addition, the permits allowing exploration activities on its mining concessions in Kalimantan expired on September 14, 2008.  Whilst applications for permit extensions have been submitted, and while the original permits continue to be valid automatically for another twelve months from the original expiration date, there is no assurance that a renewal will be granted. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  Management devoted considerable effort from inception through the quarter ended February 28, 2009, towards (i) additional working capital through the issuance of the Company’s equity securities, (ii) reduction of its recurring operational costs, (iii) management of accrued expenses and accounts payable, and (iv) the pursuit of a suitable strategic partner. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying interim condensed consolidated financial statements are prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission (“SEC” or “Commission”) and should be read in conjunction with the audited financial  statements included in the Company's Form 10-KSB for the fiscal year ended May 31, 2008.  In the opinion of the Company’s management, all adjustments consisting  of normal  recurring  accruals  have  been  made to the  financial statements.  The results of operation for the nine months ended February 28, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2009.

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, the accounts of its wholly owned subsidiaries, Thatcher, PT Kubar and Finchley, and the accounts of the variable interest entities, PT Bunyut Bara Mandiri and PT Graha Panca Karsa (see Note 8 herein). All significant  inter-company  transactions  and accounts have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences could affect the amounts of revenue and expenses reported in future periods and such differences could be material.

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

Property, plant and equipment

The Company capitalizes all assets that have a useful life of over one year and have an initial value above $500.  The assets are depreciated using the straight-line method of depreciation.  The useful lives used for depreciation are consistent with those used for US tax purposes and are as follows:

Computer Equipment – 5 Years

Furniture & Equipment – 7 Years

Intangible Assets

The Company evaluates intangible assets, goodwill and other long-lived assets for impairment at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.  Recoverability of intangible assets, other long-lived assets and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles.  If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.  Potential impairment of goodwill after July 1, 2002 is being evaluated in accordance with SFAS No. 142.  The SFAS No. 142 is applicable to the financial statements of the Company beginning July 1, 2002.

Recent pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, “Business Combinations.” This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after a company’s fiscal year beginning October 1, 2009.  While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009. Our management is currently evaluating the effect of this pronouncement on financial statements.

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

On December 30, 2008 FASB issued FIN 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises”. This FSP defers the effective date of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, for certain non-public enterprises as defined in paragraph 289, as amended, of FASB Statement No. 109, Accounting for Income Taxes, including non-public not-for-profit organizations. However, non-public consolidated entities of public enterprises that apply U. S. GAAP are not eligible for the deferral. Nonpublic enterprises that have applied the recognition, measurement, and disclosure provisions of Interpretation 48 in a full set of annual financial statements issued prior to the issuance of this FSP also are not eligible for the deferral. This FSP shall be effective upon issuance. The Company does not believe this pronouncement will impact its financial statements.

On January 12, 2009 FASB issued FSP EITF 99-20-01, “Amendment to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The FSP is shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective  application to a prior interim or  annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

3.           OTHER RECEIVABLES

At February 28, 2009, the Company had $79,822 in other receivables. The other receivable is comprised of $75,000 owing from a contract signed with Indomines for an exclusive due diligence period (see Note 14 herein), and $4,822 for other receivables.

At May 31, 2008, the Company had $75,945 of other receivables related to the outsourcing of exploration personnel.

4.           NOTES RECEIVABLE

As of May 31, 2008, the Company had two note receivables of $150,000 and $175,000 from two unrelated parties. The note receivables were both pledged by the shares to be purchased by the notes, with an interest rate of twelve month LIBOR plus 5%, and due on demand. The Company had accrued $37,656 of interest against this loan. Subsequent to the fiscal year end, the Company did not receive confirmation from the holders of the notes.  As such, the Company commenced a change in the ownership of PT Graha Panca Karsa (“PT GPK”) and PT Bunyut Bara Mandiri (“PT BBM”) in accordance with the terms of the share pledge agreements. The Company is in the process of selling the notes to third parties. Article 127 of the Indonesian Company Law of 1995 requires that any time a company proposes to enter into a transaction that will result in a change of more than 50% shareholding, a newspaper announcement is required, with closing of such transaction to occur no earlier than 30 days following the announcement. Up until the time the notes are transferred, the Company is placing a reserve against the entire balance of the notes. Once the transfer is completed and the notes are assumed by new parties, the Company will reevaluate the value of the notes and the carrying amount of the reserve, if any (see Note 16 herein).  As at February 28, 2009 and May 31, 2008, the Company, based upon its evaluation of the notes, has provided an allowance for bad debts equal to full value of the notes receivable.

	February 28, 2009	May 31, 2008
Loan advances	325,000	325,000
Accrued interest	50,410	37,656
Loan balance	375,410	362,656
Reserve	(375,410)	(362,656)
Total	-	-

5.           PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits are as follows:

	February 28, 2009	May 31, 2008
Prepaid expenses	$154,694	$111,542
Deposits	23,663	11,765
Total Prepaid expenses	$178,357	$123,307

Prepaid expenses as at February 28, 2009 include $2,432 of prepaid insurance, $17,555 for employee advances, $64,202 of withholding tax receivables, $30,456 for rental expenses, and $40,049 for other prepaid expenses.  Deposits include $18,768 in rent deposits and $4,895 in security deposits.

Prepaid expenses as at May 31, 2008 include $39,780 of prepaid insurance, $27,165 for employee advances, $21,652 of withholding tax receivables, $18,281 in prepayments for rental expenses, and $4,664 for other prepaid expenses.  Deposits include $11,765 for rental deposits.

6.           ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued expenses as at February 28, 2009 and May 31, 2008 are as follows:

	February 28, 2009	May 31, 2008
Accounts payable	$833,006	$424,847
Accrued expenses	263,287	172,612
Total accounts payable and accrued expenses	$1,094,293	$597,459

As of February 28, 2009 and May 31, 2008, the Company owed the following amounts to related parties for expenses incurred in the normal course of business, included in the totals above:

Officers & Directors	February 28, 2009	May 31, 2008
Martin Hurley	$-	$32,943
Jorge Nigaglioni	64,735	3,154
William Bloking	356	16,341
Andrew Caminschi	778	-
Antonio Varano	-	3,061
	$65,869	$55,499

7.          PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment as at February 28, 2009 and May 31, 2008 are as follows:

	February 28, 2009	May 31, 2008
Furniture & equipment	$95,380	$-
Office equipment	10,727	-
	106,107	-
Less: accumulated depreciation	(5,494)	-
Net property, plant and equipment	$100,613	$-

Furniture & equipment contains leasehold improvements on the Company’s primary offices.

8.           INTANGIBLE ASSETS

The Company entered into two Investment and Cooperation Agreements, dated January 7, 2007, with PT GPK and PT BBM.  Pursuant to these agreements, the Company will provide mining services in exchange for a share of revenues derived from any coal sales.  The Company shall be entitled to all net proceeds from the sale of minerals arising out of the project, save for a 1% net smelter royalty.  The Company has recorded this asset at its fair value, based on the purchase method of accounting for acquisition, of $7,085,706 and is amortizing it over 20 years.   The description of the Investment and Cooperation Agreements is qualified in its entirety by reference to the full text of such agreements , copies of which are filed as Exhibits 10.3 and 10.4 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission (the “SEC”) on February 15, 2007 and are incorporated by reference into this Form 10-Q.

	February 28, 2009	May 31, 2008
Gross Value of Agreements	$7,085,706	$7,085,706
Amortization	(738,095)	(472,380)
Net Intangible assets	$6,347,611	$6,613,326

Amortization expenses for the Company’s intangible assets over the next five years ending May 31, is estimated to be:

2009	$177,144
2010	354,288
2011	354,288
2012	354,288
2013	354,288
After	4,753,315
Total	$6,347,611

9.           RELATED PARTY TRANSACTIONS

The Company used the services of Mining House Ltd. for IT and administrative services.  These costs also include expense reimbursements for travel and other administrative expenses.  One of the Company’s directors was a director of Mining House Ltd.  Additionally, our two previous chief executive officers and Chairman were directors of Mining House Ltd.  Payments for such services during the nine month period ended February 28, 2009 amounted to $38,259.  The Company terminated its contract with Mining House Ltd. as of August 31, 2008.

The Company had a rental and services agreements with PB Commodities (“PBC”) for office space in Singapore.  “PBC” is owned by Concord International (“Concord”), a stockholder of the Company.  Rental and service payments for such services during the nine month period ended February 28, 2009 amounted to $15,776. The Company terminated its contract with PBC as of July 31, 2008.

The Company used Asia Consultancy Group Pte Ltd. (“ACG”) for exploration consulting services.  These costs also include expense reimbursements for travel and other administrative expenses. We terminated our contract with ACG in November 2007.  ACG is owned by PBC.  There were no payments to ACG for the nine month period ended February 28, 2009.

The Company raised an aggregate of $200,000 through three private placements to Mr. William Bloking during February 2009. Mr. Bloking participated in three individual placements; $60,000 on February 6th, $40,000 on February 24th, and $100,000 on February 27th. Cash is not received at the end of February 28, 2009 and recorded as subscription receivable.  See our Current Reports on Form 8-K filed with the SEC on February 3, 2009 (the “Initial 8-K”) and March 2, 2009 (the “Subsequent 8-K” and together with the Initial 8-K the “Financing 8-K’s” ) for a further description of these transactions .  A copy of the subscription agreement is attached as Exhibit 99.1 to the Initial 8-K and is incorporated by reference herein. A copy of the private placement agreement is attached as Exhibit 99.1 to the Subsequent 8-K and is incorporated by reference herein.

The Company settled $156,000 of debts owing to Mr. William Bloking through a debt–for–equity conversion on February 27, 2009. The shares were issued at US$0.012 per share at the settlement date resulting in an aggregate of 13,000,000 shares.  The Company recorded gain on settlement debt amounting to $26,000 to additional paid in capital as Mr. Bloking is the Company’s Executive Chairman and President.   The Company settled $60,000 of debts owing to Mr. Andrew Caminschi through a debt–for–equity conversion on February 27, 2009. The shares were issued at US$0.012 per share at the settlement date resulting in an aggregate of 5,000,000 shares. The Company recorded gain on settlement debt amounting to $10,000 to additional paid in capital as Mr. Caminschi is the Company’s CFO.   See our Current Report on Form 8-K filed with the SEC on February 24, 2009 for a further description of these transactions (the “Settlement 8-K”).  A copy of the form settlement and release agreement is attached as Exhibit 99.1 to the Settlement 8-K and is incorporated by reference herein.

The Company settled $15,916.68 of debts owing to Mr. Tony Varano through a debt–for–equity conversion on February 27, 2009. The shares were issued at US$0.012 per share at the settlement date resulting in an aggregate of 1,326,390 shares. The Company recorded gain on settlement debt amounting to $2,653 to additional paid in capital.  Mr. Varano served as a Non Executive Director of the Company, having resigned in December 2008.

The Company settled $4,000 of debts owing to Mr. Attila Kovago through a debt–for–equity conversion on February 27, 2009. The shares were issued at US$0.012 per share at the settlement date resulting in an aggregate of 333,333 shares. The Company recorded gain on settlement debt amounting to $667 to additional paid in capital as Mr. Kovoga is the Company’s VP of Exploration.

10.         SHAREHOLDER’S EQUITY

During the nine month period ended February 28, 2009, the Company issued 4,666,667 shares from funds received in May of 2008.  These shares were recorded as shares to be issued as at May 31, 2008. A further 30,000,000 shares were issued in February 2009 for $300,000 net in cash as part of a private placement. A further 22,074,938 shares were issued in exchange for the settlement of debt owed by the Company totaling $264,900.

During the period ended February 28, 2009, Company issued 10,000,000 shares in a private placement for $0.01 per share.  Total cash received pursuant to this transaction amounted to $100,000.

During the period ended February 28, 2009, Company settled its debt to a non related party amounting to $28,983. The Company issued 2,415,215 shares and recorded at the fair market value at the settlement date. Gain on the settlement of debt amounted to $4,830.

During the fiscal year ended May 31, 2008, the Company issued 34,957,600 shares for cash as part of a private placement and has 4,666,667 shares to be issued as of May 31, 2008. For the year the Company raised $6,528,009 for a total of 39,624,233 shares. The Company incurred $351,471 in finder’s fees related to this transaction, for a net raise of $6,176,538.

On June 10, 2007, the Company entered into Subscription Agreements (the “Prior Agreements”) with three investors (the “Investors”).  Subsequent to the closing of this financing, a dispute arose between the Company and the Investors as a result of administrative non-conformance relating to the Prior Agreements (the “Dispute”). On June 17, 2008, the Company’s board of directors agreed to resolve the Dispute by restructuring the terms of the June 2007 financing and entering into an Amended and Restated Subscription Agreement (the “Restated Agreement”) with the Investors (the “Restructuring”). The Company entered into the Restated Agreement with the Investors on June 26, 2008. Pursuant to the Restructuring, the Company reduced the purchase price for the shares of common stock issued in the June 2007 financing to $0.15 per share and issued an aggregate of 4,062,500 additional shares of common stock to the Investors, resulting in the sale and issuance of an aggregate total of 5,000,000 shares of common stock to the Investors. In addition, the Company and the Investors agreed to cancel and terminate the warrants, which the Company agreed to issue as part of this financing, but did not issue to the Investors. The Restructuring did not change the gross proceeds of  approximately $750,000 received by the Company from this financing.  A copy of the form of the Restated Agreement can be found as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 30, 2008 and is incorporated by reference herein.

During the fiscal year ended May 31, 2007, the Company issued 17,615,000 voting common shares for a total of $3,523,000. The issuance is recorded net of the expenses and payments of the fund raising expenses. The direct costs related to this stock sale, including legal and professional fees, were deducted from the related proceeds and the net amount in excess of par value was recorded as additional paid-in capital. In conjunction with the completion of the private placement offering, the Company paid legal expenses of $20,000 in cash. The Company also issued 1,112,500 shares of restricted stock valued at $222,500 as consulting fees.

The Company also affected a 4-for-1 stock split on December 20, 2006.  The stock split resulted in an additional 35,341,454 voting common shares, resulting in 46,875,272 post-split shares outstanding (11,718,818 pre-split shares). All of the shares have been retroactively restated.

On January 18, 2007, the board of directors approved an amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of common stock from 100,000,000 to 500,000,000.   On January 19, 2007, shareholders of record holding a majority of the then currently issued and outstanding common stock approved the amendment. The amendment became effective on March 2, 2007.

On April 12, 2007, the board of directors approved the 2007 Stock Incentive Plan for employees and outside contractors (the “SIP”).  The Company authorized 12,000,000 shares for use in the SIP.  As of February 28, 2009, 2,967,500 shares had vested under the SIP.  The Company issued 970,833 shares from the SIP during the nine month period ended February 28, 2009.

11.        VARIABLE INTEREST ENTITY

The Company has adopted FASB Interpretation No. 46R "Consolidation of Variable Interest Entities" ("FIN 46R"), an Interpretation of Accounting Research Bulletin No. 51. FIN 46R requires a Variable Interest Entity (“VIE”) to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE's residual returns. VIEs are those entities in which the Company, through contractual arrangements, bears the risks of, and enjoys the rewards normally associated with, ownership of the entities, and therefore the Company is the primary beneficiary of these entities. Acquisitions of subsidiaries or VIEs are accounted for using the purchase method of accounting. The results of subsidiaries or VIEs acquired during the year are included in the consolidated income statements from the effective date of acquisition.

ACCOUNTING AFTER INITIAL MEASUREMENT OF VIE - Subsequent accounting for the assets, liabilities, and non-controlling interest of a consolidated VIE are accounted for as if the entity were consolidated based on voting interests and the usual accounting rules for which the VIE operates are applied as they would to a consolidated subsidiary as follows:

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

On February 28, 2007, the Company provided funds to two individuals for their purchase of 1,000 or 100% of the 1,000 outstanding shares of PT GPK and 1,000 or 100% of the 1,000 outstanding shares of PT BBM, exploration stage companies involved in the exploration of coal concessions in East Kalimantan, Indonesia.   The Company has been the sole source of funding to the shareholders of PT GPK since 2006 to acquire the shares in PT GPK through advances made under a loan agreement.  Such advances totaled $175,000 for the shareholders of PT GPK and $150,000 for the shareholders of PT BBM, at February 29, 2008. The Company is considered the Primary Beneficiary of each of PT GPK and PT BBM, as it stands to absorb the majority of the expected losses of these VIEs.

As of February 28, 2009, the Company has consolidated PT GPK’s and PT BBM’s financial statements for the nine month period then ended in the accompanying financial statements. PT GPK and PT BBM did not have any operations through February 28, 2009.

12.         EXPLORATION EXPENDITURES

In 2006, Thatcher commenced exploration in properties in Kalimantan, Indonesia. Exploration activities were performed by outside contractors, who billed all resources used individually between manpower, travel, equipment rentals, phone and other expenses.  The bulk of all expenditures was manpower, including the chief geologist, operations manager, site manager and site personnel from various contractors, who were utilized to make preliminary assessments of the properties to provide mining services and to conduct the Phase I Drilling Program.  Initial measurements of the quantity and quality of coal seams were made on two properties in East Kalimantan, Indonesia as well as studying the logistics for processing the coal on site and delivering it to customers.  Additionally, the Company has performed due diligence exploration in Mongolia on a property for potential acquisition.

	Three months ended February 28, 2009 (unaudited)	Nine months ended February 28, 2009 (unaudited)	Three months ended February 29, 2008 (unaudited)	Nine months ended February 29, 2008 (unaudited)
Manpower	$128,460	$763,045	$320,400	$1,333,284
Site Expenses	3,185	81,230	34,802	641,768
Equipment	19,765	42,051	65,268	501,284
Travel	2,784	46,878	49,282	285,668
	$152,394	$933,204	$469,753	$2,762,004

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

As of February 28, 2009, securities authorized and available for issuance in connection with our SIP were 8,902,501. Under the terms of the SIP, in no event shall the number of shares authorized for issuance in connection with the SIP exceed 12 million shares.

A copy of the SIP can be found at Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on March 8, 2007 and is incorporated by reference herein.

Valuation Assumptions

For all periods presented, the fair value of stock-based compensation made under the SIP was estimated using the Black-Scholes option pricing model. The weighted average assumptions used for options granted, ESPP purchases and the LTPP were as follows :

Stock Option Plan
Risk-free interest rate	1.15%
Dividend yield	0%
Volatility	117.2%
Expected life	10 years

We used a historical volatility assumption to derive our expected volatility assumption.  We also considered that this is an exploration phase enterprise and as such, the expected volatility should be higher than that of established mining companies.  The same reasoning applies to our assumption regarding the expected life of our options.  The early stage status of the Company makes us assume a conservative position that it will take longer for the options to achieve their value.

Stock-Based Payment Award Activity

        The following table summarizes equity share-based payment award activity:

	Granted	Cancelled	Expired	Exercised	SIP Balance	Grant Balance
Outstanding at May 31, 2006	-	-	-	-	-	-

Establishment of SIP, April 27, 2007					12,000,000	12,000,000
Activity from May 31, 2007 thru May 31, 2008	10,775,000			(250,000)
Outstanding at May 31, 2007	10,775,000	-	-	(250,000)	11,750,000	1,225,000

Activity from May 31, 2007 thru May 31, 2008	1,865,000	(2,606,667)	-	(1,876,666)
Outstanding at May 31, 2008	12,640,000	(2,606,667)	-	(2,126,666)	9,873,334	1,966,667

Activity from May 31, 2008 thru Feb 28, 2009	10,250,000	(9,052,500)	-	(970,833)
Outstanding at Feb 28, 2009	22,890,000	(11,659,167)	-	(3,097,499)	8,902,501	769,167

With the exception of restricted stock grants all outstanding stock issued by the Company under the SIP were forfeited or cancelled during the nine month period ended February 28, 2009. No stock options expired during the nine month period ended February 28, 2009. For the period, new grants totaled 10,250,000 while cancellations and forfeitures totaled 9,052,500.

The Company has not received any cash under the SIP.  The Company recorded a net expense of $1,022,727 for the nine month period ended February 28, 2009, including a onetime credit of $343,485 for the cancellations during the period.

14.       COMMITMENTS AND CONTINGENCIES

Operating Lease:

Office space is rented under a non-cancelable operating lease agreement expiring in September 2009. Rent expense was $91,861 for the nine month period ended February 28, 2009.

Future minimum rental payments are as follows:

Year Ending May 31, 2009	$18,240

Executive Employment Agreement:

On October 1, 2008 the Company signed an employment agreement with Jorge Nigaglioni (the “Nigaglioni Agreement”) to employ Mr. Nigaglioni as an executive.  Pursuant to the terms of the Nigaglioni Agreement,   Mr. Nigaglioni was entitled to receive $180,000 annual salary and to participate in Incentive Bonus Plan.  Effective December 31, 2008, Mr, Nigaglioni resigned from the Company.  A copy of the Nigaglioni Agreement is filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2008 and is incorporated by reference herein.

On October 1, 2008, the Company signed an employment agreement with Andrew Caminschi to employ Mr. Caminschi as an Executive (the “Caminschi Agreement”). Pursuant to the terms of the Caminschi Agreement, which, as detailed below, was amended on December 10, 2008, Mr. Caminschi is entitled to receive $180,000 annual salary, to participate in an Incentive Bonus Plan and to receive stock based compensation in accordance with the terms and conditions of the SIP.   The Caminschi Agreement is effective from June 1, 2008 through June 1, 2010.  A copy of the Caminschi Agreement is  filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2008 and is incorporated by reference herein.

On December 10, 2008, the Company entered into an amendment to the Caminschi Agreement (the “Amended Caminschi Agreement”) to change Mr. Caminschi’s compensation for his services as an officer of the Company. Pursuant to the Amended Caminschi Agreement, the Company decreased Mr. Caminschi’s cash compensation from $180,000 per annum to $120,000 per annum and, in exchange, compensated Mr. Caminschi for this reduction with a grant of shares of the Company’s common stock equal in value to the previous cash compensation at the prevailing market rate. The other terms of the Caminschi Agreement have not changed.   A copy of the Amended  Caminschi Agreement is  filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2008 and is incorporated by reference herein.

On September 9, 2008, the Company and William Bloking, President and Chairman of the Board of Directors, entered into a Compensation Agreement (the “First Bloking Agreement”) that  revised Mr. Bloking’s compensation from $84,000 to $300,000 per annum in recognition of his temporary move from a non-executive to and executive role. This change was accounted for since June 1, 2008. This salary structure will revert to $84,000 per annum upon appointment of a new Chief Executive Officer.  A copy of the First Bloking Agreement is  filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2008 and is incorporated by reference herein.

On December 10, 2008, the Company entered into a new Compensation Agreement (the “Second Bloking Agreement”) with William Bloking to change his compensation for his services.  Pursuant to the Second Bloking Agreement, the Company  decreased Mr. Bloking’s cash compensation from $300,000 per annum to zero dollars per annum and, in exchange, compensated Mr. Bloking for this reduction with a grant of shares of the Company’s common stock equal in value to the previous cash compensation at the prevailing market rate. A copy of the Second Bloking Agreement is  filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2008 and is incorporated by reference herein.

Non-Executive Director Agreement:

On September 1, 2008, the Company entered into a Non-Executive Director Fee Agreement with Antonio Varano (the “Varano Agreement”) to appoint Mr. Varano as a Non-Executive Director. Pursuant to the terms of the Varano Agreement, Mr. Varano was entitled to receive $50,000 in annual salary and to receive stock awards and/or stock options.  Effective December 31, 2008, Mr. Varano resigned as a Non-Executive Director of the Company.

Royalty Agreement:

On September 17, 2008, the Company signed a royalty agreement, as amended on October 1, 2008 (the “Royalty Agreement”) with Concord International Inc., a privately held company incorporated in the Bahamas (“Concord”).  Under to the Royalty Agreement, the Company agreed to make certain royalty payments to Concord in connection with the production of thermal coal by the Company pursuant to certain mining concessions. The Company will make a one-time payment to Concord of $15,000 within seven days of the first shipment of thermal coal, and this amount is for a period of thirty-six months following the first shipment. After thirty-six months following the first shipment, the Company will pay $0.20 per metric ton of the product; however, any time that the sale price per metric ton of the product equals or exceeds $40 at any time during the term of the Royalty Agreement, the amount of the royalty payments due to Concord for such sale under this agreement shall be correspondingly increased to the higher of $0.40 per metric ton or 0.65% of the price per metric ton.  A copy of the Royalty Agreement is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2008 and is incorporated by reference herein.

Joint Venture Agreement:

On January 20, 2009, the Company signed a Letter of Intent (“LOI”) with Indomines Ltd. (“IDO”) covering potential future joint venturing on the Graha project. The LOI provided IDO with an exclusive due diligence period in exchange for a series of payments totaling $100,000. On February 24, IDO informed the Company that it would not proceed further with its due diligence. Payments received from IDO to date have totaled $25,000 while the remaining balance of $75,000 was recorded under other receivables. IDO has not earned, nor has any ownership interest been created, in any of our projects as a result of the payment under the LOI.  See Note 15 herein for more details.  A copy of the LOI is filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2009 and is incorporated by reference herein.

15.        SUBSEQUENT EVENTS

On February 24, 2009, the Company, in its Current Report on Form 8-K, stated that it is seeking alternate strategic relationships after the termination of the LOI.  As of the date of this report, the Company has not achieved any definitive plans with any potential partner or funding source.

As reported in a Current Report on Form 8-K, filed with the SEC on April 20, 2009, the Company received $400,000 USD in funding pursuant to a term loan facility.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations for the three-and nine-month periods ended February 28, 2009 and February 29, 2008, should be read in conjunction with the Company’s Financial Statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed in the section titled ITEM 1A – RISK FACTORS as well as other factors described in our Annual Report on Form 10-KSB for the year ended May 31, 2008.

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

Results of Operations

Three-month period ended February 28, 2009 compared to the three-month period ended February 29, 2008

Revenue

We have not earned any revenue from our operations from the date of our inception on February 21, 2001 through February 28, 2009. Our activities have been financed from the proceeds of private placement offerings of our common stock. We do not anticipate earning any operating revenue until we have obtained additional capital to fund early production from our coal concessions.

Expenses

Exploration Expenses

Exploration expenses for the three month period ended February 28, 2009 decreased to $152,394 as compared to $933,204 for the three month period ended February 29, 2008. The decrease is related to the previously high expenditure rate from the initial work program and delay in proceeding with the Phase II exploration phase of the PT Graha Panca Karsa, or Graha, concession and the continued work on site.

Stock-based Compensation Expense

Stock based compensation expense for the three month period ended February 28, 2009 decreased to $43,750 as compared to $1,552,381 for the three month period ended February 29, 2008. The decrease is due primarily to the cancellation of stock option and restricted stock grants.

General and Administrative Expense

General and administrative expense for the three month period ended February 28, 2009 increased to $328,286, as compared to $152,085 for the three month period ended February 29, 2008. The increase is mainly to the result of reductions in the use of outsourcing (see below under Professional and Consulting Fees).

Professional and Consulting Fees

Professional and consulting fees for the three month period ended February 28, 2009 decreased to $129,443, as compared to $399,715 for the three month period ended February 29, 2008. The decrease is due primarily to reduced reliance on outsourcing and greater utilization of recently acquired in-house resources.

Loss

Net loss for the three month period ended February 28, 2009 decreased to $549,038 as compared to a net loss of $2,515,260 for the three month period ended February 29, 2008. The decrease in loss was due primarily to reductions in exploration expenditures, reductions in our administrative costs and reductions due to the cancellation of stock option and restricted stock grants issued under our equity compensation plan as described above. We have not attained profitable operations and are dependent upon obtaining additional financing to move from our exploration activities to our initial production. Our proforma losses increased to $18,337,957) due primarily to continued spending on our exploration programs.

Nine-month period ended February 28, 2009 compared to the nine-month period ended February 29, 2008

Revenue

We have not earned any revenue from our operations from the date of our inception on February 21, 2001 through February 28, 2009. Our activities have been financed from the proceeds of private placement offerings of our common stock. We do not anticipate earning any revenue until we have obtained additional capital to fund early production from our coal concessions.

Expenses

Exploration Expenses

Exploration expenses for the nine month period ended February 28, 2009 were $933,204, as compared to $2,842,004 for the nine month period ended February 29, 2008. The decrease is related to the relatively high expenditure rate from the completion of the Phase I exploration phase of the Graha concession and the delay in commencing work on the Phase II work program. Our operations in 2009 have focused on the initial exploration work on the Bunyut concession and completion of the aerial topography of the Graha concession.

Stock-based Compensation Expense

Stock based compensation expense for the nine month period ended February 28, 2009 decreased to $1,022,727, as compared to $4,591,022 for the nine month period ended February 29, 2008. The decrease is due primarily to the cancellation of stock options and restricted stock grants since February 29, 2008. We recorded a onetime credit of $343,585 during the nine month period ended February 28, 2009 for unvested grants cancelled during the period.

General and Administrative Expense

General and administrative expense for the nine month period ended February 28, 2009 increased to $1,285,846, as compared to $527,386 for the nine month period ended February 29, 2008. The increase is due primarily to decreased outsourcing, increased executive salaries and relocation costs related to the relocation of our principal executive offices.

Professional and Consulting Fees

Professional and consulting fees for the nine month period ended February 28, 2009 decreased to $860,386, as compared to $1,251,403 for the nine month period ended February 29, 2008. The decrease is due primarily to reduced exploration activities, and moving outsourced services in-house.

Loss

Net loss for the nine month period ended February 28, 2009 decreased to $(3,919,857), as compared to a ne t loss of $(9,171,005) for the nine month period ended February 29, 2008. The decrease in loss was due primarily to reductions in exploration expenditures, reductions in the administrative costs of the company and the reductions due to the cancellation of stock option and restricted stock grants issued under our equity compensation plan as described above. We have not attained profitable operations and are dependent upon obtaining additional financing to move from our exploration activities to our initial production. Our proforma losses increased to $(18,337,957) due primarily to our continued spending on exploration programs and efforts in securing our economics interest in the mining concessions.

Capital Resources; Liquidity

As of February 28, 2009, we had current assets of $288,693 consisting of $30,496 in cash and cash equivalents, $79,822 in other receivables and $178,375 in prepaid expenses and deposits. This represents a decrease of $1,855,126 from May 31, 2008. We also had $200,000 in subscription receivables.  We have not completed our fundraising efforts and have used our cash reserves during the quarter to fund our operations.

As reported in a Form 8-K filed with the SEC on April 20, 2009, on April 14, 2009 we received $400,000 USD in funding pursuant to a term loan facility.  Despite this infusion of capital, management believes that we may become insolvent in July 2009 unless we receive additional funds to support our operations.

Liabilities

As of February 28, 2009, we had liabilities of $1,094,293 consisting of accounts payable and accrued expenses of $1,094,293. This represents a decrease of $203,166 from May 31, 2008. During the nine month period ended February 28, 2009, we issued $700,000 worth of shares of our common stock that had been subscribed for prior to May 31, 2008.  That was partially offset by an increase in liabilities of $408,159 from operations incurred during the same nine month period.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item 3.

Item 4T.  Controls and Procedures

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

Changes in Internal Control over Financial Reporting

Although we have recently had executive and director transitions and we currently only have two executive officers, who are also directors, operating the business there were no material changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended February 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

We are not a party to any material legal proceedings.  Although, from time to time, we are subject to possible legal proceedings, claims and litigation arising in the normal course of business and while the outcome of these matters is not determinable, we do not expect the resolution of any such matters to have a material impact on our financial position.

Item 1A. Risk Factors.

Our ability to continue as a going concern is dependent on our ability to raise capital to cover operating expenses.  If we are unable to secure adequate financing, it is likely that we will face substantial liquidity pressures that we may not be able to sustain.  As such, there is substantial doubt about our ability to continue as a going concern.  This concern is greatly increased by the fact that today’s credit markets, coupled with our status as an exploration stage company, make it unlikely that we could borrow institutional funds to alleviate potential liquidity pressures.

It is management’s position that we need to obtain additional capital during the early summer of 2009 in order to sustain our operations as they are currently structured. While it is possible that we will be able to generate some of the needed capital through sales of our securities,  our continued ability to meet our obligations to employees and vendors in a manner that avoids the disruption of our operations may be dependent on our ability obtain additional debt or equity financing.

You should carefully consider the risks and uncertainties described herein (and in our Annual Report on Form 10-KSB for the fiscal year ended May 31, 2008) and the other information in this filing before deciding to purchase our common stock.  If any of these risks or uncertainties occurs, our business, financial condition or operating results could be materially harmed.  In that case the trading price of our common stock could decline and you could lose all or part of your investment.  The risks and uncertainties described below are not the only ones we may face, although they reflect the risks that management believes are material at this time.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document and the documents incorporated by reference herein contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Also, our management may make forward-looking statements orally or in writing to investors, analysts, the media and others. Forward-looking statements express our expectations or predictions of future events or results. They are not guarantees and are subject to many risks and uncertainties. There are a number of factors that could cause actual events or results to be significantly different from those described in the forward-looking statements. Forward-looking statements might include statements regarding one or more of the following:

·anticipated financing activities;

·anticipated strategic alliances or arrangements with exploration partners;

·anticipated exploration results;

·projected exploration and development timelines;

·descriptions of plans or objectives of management for future exploration efforts, operations, or strategic initiatives;

·forecasts of future economic performance; and

·descriptions or assumptions underlying or relating to any of the above items.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts or events. They use words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “opportunity”, “plan”, “potential”, “believe” or words of similar meaning. They may also use words such as “will”, “would”, “should”, “could” or “may”.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such statements. We do not intend to update any of the forward-looking statements after the date of this report to conform such statements to actual results except as required by law. Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. For further information you are encouraged to review our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-KSB for the fiscal year ended May 31, 2008.  We assume no continuing obligation to update the information contained in this filing.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

As discussed above, during the quarter ended February 28, 2009, our unregistered sales of equity securities were reported on our Current Reports on Form 8-K, which are included on our Exhibit list below and incorporated by reference herein.

Item 3.    Defaults Upon  Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.     Other Information.

None.

Item 6.  Exhibits.

The exhibits set forth below are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1+	$400,000 USD term loan facility dated April 14, 2009. (Previously filed on a Current Report on Form 8-K, April 20, 2009.)
10.2+	Form of Private Placement Agreement. (Previously filed on a Current Report on Form 8-K, March 2, 2009.)
10.3+	Form of Settlement and Release Agreement. (Previously filed on a Current Report on Form 8-K, March 2, 2009.)
10.4+	Subscription Agreement between the Company and William Bloking, dated February 2, 2009. (Previously filed on a Current Report on Form 8-K, February 3, 2009.)
10.5+
Letter of Intent between Indo Mines Ltd. and Indo Energy Pty Ltd and KAL Energy, Inc. and Thatcher Mining Pte. Ltd. dated January 20, 2009. (Previously filed on a Current Report on Form 8-K, January 26, 2009.)

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

*	Filed herewith.

+	Previously filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAL ENERGY, INC.

Dated: April 20, 2009	//s// William Bloking
William Bloking President and Chairman of the Board of Directors (Principal Executive Officer)

Dated: April 20, 2009	//s// Andrew Caminschi
Andrew Caminschi Chief Financial Officer (Principal Financial and Accounting Officer)