Form 10-K/A
period 2008-05-31
KAL ENERGY INC
filed 2009-05-08
CIK 1162895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Amendment No. 1 to Form 10-KSB)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A (the “Amended Report”) amends the original Annual Report on Form 10-KSB of KAL Energy, Inc. for the fiscal year ended May 31, 2008, filed with the Securities and Exchange Commission, or the SEC, on September 15, 2008 (the “Original Report”), to amend certain information in the sections entitled “Consolidated Statements of Cash Flows,” ” “Note 10-Business Combinations,” “Filing Status” and to generally address immaterial typographical errors in the Original Report for the purpose of responding to comments received by the SEC on March 27, 2009.

Other than those items discussed in this EXPLANATORY NOTE, the Amended Report does not affect any other items in our Original Report. However, to avoid confusion, please reference the Amended Report on an ongoing basis.  Except as otherwise indicated for the items amended in this Amended Report, this Amended Report continues to speak as of the date of the Original Report.

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

Filing Status

We file periodic reports, current reports, proxy and information statements and other information with the Securities and Exchange Commission, or the Commission. We make available free of charge on our website, www.kalenergyinc.com, our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, proxy and information statements and amendments to those reports and statements as soon as reasonably practicable after we electronically file such materials with or furnish them to the Commission. You may read and copy any materials we file with the Commission at its Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. In addition, the Commission maintains an Internet website, www.sec.gov, that contains our periodic reports, current reports, proxy and information statements, and other information regarding us that we file electronically with the Commission.

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

Cash Used In Operating Activities

Our net cash used in operating activities decreased by $2,880,145 to $4,911,598 in our fiscal year ended May 31, 2008, as compared to $2,031,453 used in operating activities during our fiscal year ended May 31, 2007. This increase use of $2,880,145 resulted primarily from the increase in exploration, general and administrative expenses discussed above.

Cash Provided By Investing Activities

Our net cash provided by investing decreased by $462,941 to $50,000  in our fiscal year ended May 31, 2008, as compared to $512,941 used in investing activities during our fiscal year ended May 31, 2007. This decrease of $462,941 resulted primarily from the advance on notes receivable during the year ended May 31, 2008.

Cash Provided By Financing Activities

Our net cash provided by financing activities increased by $2,904,359 to $6,176,539 in our fiscal year ended May 31, 2008, as compared to $3,272,180 provided by financing activities during our fiscal year ended May 31, 2007. This increase of $2,904,359 resulted primarily from the capital raise of the June 2008 Financing.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had incurred cumulative losses of $14,418,100 and net losses of $10,647,276 for the year ended May 31, 2008. In addition, the Company’s right to exploit its mining interest expires on September 14, 2008, there is no assurance that a renewal will occur. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying notes are an integral part of these consolidated financial statements

KAL ENERGY INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			FOR
			THE CUMULATIVE
			PERIOD FROM
	FOR THE YEARS ENDED		FEBRUARY 21, 2001
	MAY 31		(INCEPTION)
	2008	2007	TO MAY 31, 2008
Cash Flows From Operating Activities:
Net loss	$(10,647,276)	$(3,693,152)	$(14,418,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	4,883,059	1,301,372	6,184,431
Stock issued for consulting services	38,750	222,500	261,250
Amortization expense	354,285	118,095	472,380
Allowance for bad debt - notes receivable	362,656	—	362,656
Increase in accounts receivable	(75,945)	—	(75,945)
Increase in prepaid expenses and other current assets	(57,850)	(56,781)	(128,631)
Increase in accounts payable and accrued liabilities	230,724	76,514	315,363
Net cash used in operating activities	(4,911,598)	(2,031,453)	(7,026,596

Cash Flows From Investing Activities:
Cash of acquired subsidiary	—	201,054	201,054
Cash investment in subsidiary	—	(10,000)	(10,000)
Advance on notes receivable	(50,000)	(703,995)	(753,995
Net cash used in investing activities	(50,000)	(512,941)	(562,941)

Cash Flows From Financing Activities:
Advances from shareholder	75,000	10,000	117,820
Payments to shareholders against advances	(75,000)	(42,820)	(117,820)
Debt repayment	—	(198,000)	(198,000)
Proceeds from issuance of common stock	6,176,539	3,503,000	9,732,103
Net cash provided by financing activities	6,176,539	3,272,180	9,534,103

Increase In Cash & Cash Equivalents	1,214,941	727,786	1,944,567
Cash & Cash Equivalents, Beginning Of Period	729,626	1,840	—
Cash & Cash Equivalents, End Of Period	1,944,567	729,626	1,944,567

Supplemental Disclosure Of Cash Flow Information
Cash paid for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—
Supplemental Disclosure of Non Cash Transactions
Shares issued to acquire subsidiary	$—	$—	$6,400,000

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

The Company converted the loan advanced to Thatcher of $615,000 into investment on the closing of the transaction and also paid $10,000 in cash to the shareholders of Thatcher. The Company also executed a royalty agreement pursuant to which the Company agreed to pay the former shareholders of Thatcher a royalty of $0.40 per metric ton of coal sold by the Company. In addition, simultaneously with closing under the Reorganization Agreement, the Company completed a private placement offering of a total of 17,615,000 shares of the Company’s common stock for aggregate proceeds to the Company of $3,523,000 (the “Private Placement”). As of May 31, 2007, 17,615,000 shares were issued and $3,523,000 cash was received. In conjunction with completion of the Private Placement offering, the Company paid legal expenses of $20,000 in cash.

The acquisition was accounted for using the purchase method of accounting. The results of the Company include the results of Thatcher as of February 9, 2007, through the closing of the Reorganization Agreement. The cost of the acquisition was $7,025,000 and a gross intangible asset of $7,085,706 is recorded.

The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed:

Cash	$201,054
Notes receivable	187,424
Prepaid expenses and other current assets	19,907
Intangible assets	12,718,168
Total Assets	$13,126,553

Accounts payable and accrued liabilities	$271,091
Notes payable	198,000
Total liabilities	$469,091

Net asset acquired	$12,657,462

Consideration paid:
Issuance of shares	$6,400,000
Loan advanced to Thatcher cancelled and cash paid	$625,000
Total purchase consideration	$7,025,000
Negative goodwill	$(5,632,462)

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

23.1	List of Subsidiaries.

24.1	Power of Attorney (included on the signature page hereto).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

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

KAL ENERGY, INC.

Dated: May 9, 2009	//s// William Bloking
William Bloking President and Chairman of the Board of Directors (Principal Executive Officer)

Dated: May 8, 2009	//s// Andrew Caminschi
Andrew Caminschi Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

We, the undersigned directors and officers of KAL Energy, Inc., do hereby constitute and appoint William Bloking and Andrew Caminschi, and each of them, as our true and lawful attorney-in-fact and agents with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney-in-fact and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this amended Annual Report on Form 10-KSB/A, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto; and we do hereby ratify and confirm all that said attorney-in-fact and agent, shall do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM BLOKING	Chairman of the Board and President	May 8, 2009
( William Bloking )	(Principal Executive Officer)

/s/ ANDREW CAMINSCHI	Chief Financial Officer (Principal Financial	May 8, 2009
(Andrew Caminschi)	and Accounting Officer)